Form 10QSB
period 2005-09-30
Maneki Mining Inc.
filed 2005-11-21
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-QSB

[x]     Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

          For the quarterly period ended September 30, 2005

[  ]     Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

          For the transition period from _____ to _____

COMMISSION FILE NUMBER    00-51601

MANEKI MINING INC.
(Name of small business issuer in its charter)

               NEVADA                                                                                 98-0441032
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

  4462 John Street , Vancouver , BC                                                                  V5V 3X1
(Address of principal executive offices)                                                                 (Zip Code)

604-764-6552
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   3,250,000 shares of common stock as of November 14, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

PART I

ITEM 1.         Financial Statements

The following consolidated interim unaudited financial statements of Maneki Mining Inc. (the “Company”) for the three month period ended September 30, 2005 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of September 30, 2005 and March 31, 2005;

  Consolidated Statements of Operations for the three months ended September 30, 2005 and six months ended September 30, 2005 and for the period from November 22, 2004 (Inception) to September 30, 2005;

  Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and for the period from November 22, 2004 (Inception) to September 30, 2005; and

  Condensed Notes to Financial Statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	September 30,
	2005	March 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$18,056	$33,066
Prepaid expenses	5,000	4,186

Total Current Assets	23,056	37,252

TOTAL ASSETS	$23,056	$37,252

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$-	-

Total Current Liabilities	$-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 75,000,000 authorized, $0.001 par value
3,250,000 shares issued and outstanding	3,250	2,888
Additional paid-in capital	46,750	39,862
Deficit accumulated during development stage	(26,944)	(5,498)

Total Stockholder's Equity	23,056	37,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,056	37,252

See accompanying notes to interim consolidated financial statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

				From November 22,
		Three Months Ended	Six Months Ended	2004 (Inception) to
		September 30,	September 30,	September 30,
		2005	2005	2005
		(unaudited)	(unaudited	(unaudited)

SALES		$-	$-	$-

EXPENSES
Legal and accounting		3,091	14,526	15,340
Resource property costs		-	3,328	7,328
General and administrative		2,281	3,592	3,826
Consulting		-	-	450

TOTAL EXPENSES		5,372	21,446	26,944

LOSS FROM OPERATIONS		(5,372)	(21,446)	(26,944)

INCOME TAXES		-	-	-

NET LOSS		$(5,372)	$(21,446)	$(26,944)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,162,500	2,154,533

See accompanying notes to interim consolidated financial statements.

MANEKI MINING INC. (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS

		From November 22,
	Six Months Ended	2004 (Inception) to
	September 30,	September 30,
	2005	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,446)	$(26,944)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in prepaid expenses	(814)	(5,000)
Increase in accounts payable	-	-

Net cash provided (used) by operating activities	(22,260)	(31,944)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	7,250	50,000

Net cash provided (used) by operating activities	7,250	50,000

Change in cash	(15,010)	18,056

Cash, beginning of period	33,066	-

Cash, end of period	$18,056	$18,056

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-

Income taxes paid	$-	$-

See accompanying notes to interim consolidated financial statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended September  30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Exploration Stage Activities
The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $26,944 for the period from November 22, 2004 (inception) to September 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has no plans yet in regards to seeking the additional capital it will require. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Provision for Taxes
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2005, the Company had net deferred tax assets calculated at an expected combined state and federal rate of 41% of approximately $11,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005.  The significant components of the deferred tax asset at September 30 and March 31, 2005 were as follows:

	September 30, 2005	March 31, 2005

Net operating loss carryforward	$ 26,944	$ 5,300

Deferred tax asset	$ 11,000	$ 2,200
Deferred tax asset valuation allowance	(11,000)	(2,200)

Net deferred tax assets	$ -	$ -

At September 30, 2005, the Company has net operating loss carryforwards of approximately $11,000, which expire in the years 2025 and 2026.  The change in the allowance account from March 31, 2005 to September 30, 2005 was an increase of $8,800.

NOTE 3 – COMMON STOCK

During the six months ended September 30, 2005 the Company issued 362,500 shares of common stock for cash of $7,250.

NOTE 4 – MINERAL PROPERTY INTEREST

On February 28, 2005, the Company entered into a mineral lease agreement with Ammetco Resources for the unpatented lode mining claims, known as the “Poison Gulch” Property located in Owyhee County , Idaho , for cash consideration of $4,000.  The Company expensed the entire amount in the March 31, 2005 financial statements.

Under the agreement, the Company can extend the lease upon payment of $5,000 on or before the first anniversary.  Future payments under the terms of the lease agreement are as follows:

By February 28, 2007:                                    $10,000
By February 28, 2008:                                    $10,000
By February 28, 2009:                                    $15,000
Annually thereafter:                                          $50,000, plus annual change based
                                                                       on inflation rate

Perpetual royalties of 0.5% on net smelter royalties are payable to Ammetco quarterly.  The lease agreement has a buyout price of $5,000,000 less any advance royalties paid prior to the buyout.

ITEM 2.         Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On December 3, 2004, we entered into a mineral Lease Agreement whereby we leased from Ammetco Resources a total of eight (8) unpatented lode mining claims which we refer to as the Poison Gulch mineral claims. Exploration of these mineral claims is required before any determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable deposits of gold, silver or any other valuable minerals. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We have commenced step one of phase one of our exploration program which consists of geologic mapping of the claims. We also decided to stake additional claims in the area as per the recommendation of our consulting geologist Ken Brook. The mapping work has been carried out and the information is being compiled and a formal report should be available to the company in mid November 2005.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Poison Gulch mineral claims in three phases to determine whether there are commercially exploitable reserves of gold, silver or other metals.  We have commenced the initial phase of the exploration program recommended by Ken Brook, our consulting geologist.  We have broken down phase one into three steps. Step one consists of geologic mapping, which is estimated to cost $8,169. Step two will consist of sampling which is estimated to cost $19,835. Step three will consist of trenching which is estimated to cost $2,560. The total cost of phase one is estimated at $30,564.

We began mapping the property on July 23, 2005 and expect to receive the results of the mapping in mid-November 2005.  Once we receive the results of this step, our board of directors, in consultation with our other consulting geologist, Mr. George J. Eliopulos, will assess how to proceed to the next step. We plan to commence step two in early December 2005 and have that Step completed by the end of 2005.   We plan to commence step three thereafter and conclude by early 2006.

The company will have sufficient capital to commence step two of the initial phase. However, we most likely will not have sufficient cash on hand to complete this step, and we will need to raise the balance of the funds required along with additional funds to meet ongoing capital needs for later phases. The company presently has no plans in place as to how they will raise additional capital. Once we receive preliminary results of the sampling we will assess how to proceed with further exploration phases.  In making the determination on how to proceed with further exploration, we will make an assessment based on the results of the initial work completed.  This assessment will include a review of our cash reserves after the completion of step one and the commencing of step two of the initial phase of exploration.

If results are positive from our initial phase of exploration and we are able to raise capital, we intend to proceed to phase two of the exploration program. Rotary drilling tests the geologic model to determine if there is gold in sufficient quantity to justify continued exploration drilling, with the goal of outlining and accurately defining a body of potentially economic mineralization. The cost of this phase is estimated to be approximately  $108,000. With favorable results from the exploration and sufficient capital, we plan to proceed to phase three drilling. We plan to begin phase two in spring 2006.

The advance to phase three core drilling will mean that phase two rotary drilling identified a sufficient thickness of gold-bearing material that is “open” (undrilled) laterally to depth.  Phase three will test these undrilled extensions to determine the geometry of the mineralized body and to produce samples for the initial metallurgical tests. One or more rotary holes will be twinned with core holes to confirm assay results. We plan to commence phase three in early summer of 2006, with results by the end of the summer 2006.  The cost of phase three is estimated to be approximately $117,000.

Once we have completed phase one of our exploration, the company will review the geologic report with our consulting geologist, George J. Eliopulos. For each subsequent step and phase of exploration that we undertake, we will make an assessment as to whether the results from the prior phase of exploration warrants additional exploration. Each assessment will include an assessment of our cash reserves after the completion of the prior phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration formations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Sean Philip Watkinson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.                Legal Proceedings

We are not party to any legal proceedings.

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2005.

(b)        Use of Proceeds.  We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333- 125898.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending September 30, 2005.

Item 5.                Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.                Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2005 and has not filed any Current Reports on Form 8-K since September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANEKI MINING INC.

By:      /s/ Sean Philip Watkinson            .
            Sean Philip Watkinson, President,
            Chief Executive Officer and
            Chief Financial Officer Director

            Date: November 18, 2005