Form 10QSB
period 2005-12-31
Maneki Mining Inc.
filed 2006-02-14
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

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

                 4462 John Street, Vancouver, BC                                                        V5V 3X1
             (Address of principal executive offices)                                                      (Zip Code)

604-764-6552
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No  [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.3,250,000 shares of common stock as of February 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.          Financial Statements

The following consolidated interim unaudited financial statements of Maneki Mining Inc. (the “Company”) for the three month period ended December 31, 2005 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of December 31, 2005 and March 31, 2005;

  Consolidated Statements of Operations for three months ended December 31, 2005 and for the period from November 22, 2004 (Inception) to December 31, 2004 and for the nine months ended December 31, 2005, and for the period from November 22, 2004 (Inception) to December 31, 2004, and for the period from November 22 2004 (Inception) to December 31, 2005.

  Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and for the period from November 22, 2004 (Inception) to December 31, 2004, and for the period from November 22, 2004 (Inception) to December 31, 2005.

  Condensed Notes to Financial Statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	December 31,
	2005	March 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$8,108	$33,066
Prepaid expenses	-	4,186

Total Current Assets	8,108	37,252

TOTAL ASSETS	$8,108	$37,252
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$4,445	$-

Total Current Liabilities	4,445	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 75,000,000 authorized, $0.001 par value
3,250,000 and 2,887,500 shares issued
and outstanding, respectively	3,250	2,888
Additional paid-in capital	46,750	39,862
Deficit accumulated during development stage	(46,337)	(5,498)

Total Stockholder's Equity	3,663	37,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,108	$37,252
	============	============

See accompanying condensed notes to interim financial statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From November 22, 2004 (Inception) to December 31, 2004 (unaudited)	Nine Months Ended December 31, 2005 (unaudited)	From November 22, 2004 (Inception) to December 31, 2004 (unaudited)	From November 22, 2004 (Inception) to December 31, 2005 (unaudited)
		Three Months Ended December 31, 2005 (unaudited)

SALES		$-	$-	$-	$-	$-

EXPENSES
Legal and accounting		5,209	-	19,735	-	20,549
Resource property costs		11,922	-	15,250	-	19,250
General and administrative		2,261	-	5,854	-	6,088
Consulting		-	-	-	-	450

TOTAL EXPENSES		19,392	-	40,839	-	46,337

LOSS FROM OPERATIONS		(19,392)	-	(40,839)	-	(46,337)

INCOME TAXES		-	-	-	-	-

NET LOSS		$(19,392)	$-	$(40,839)	$-	$(46,337)
		===========	=============	===========	=============	=============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$-	$(0.01)	$-
		===========	=============	===========	=============	=============

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		3,250,000	1,500,000	3,244,708	1,500,000
		===========	=============	===========	=============	=============

See accompanying condensed notes to interim financial statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2005 (unaudited)	From November 22, 2004 (Inception) to December 31, 2004 (unaudited)	From November 22, 2004 (Inception) to December 31, 2005 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,839)	$-	$(46,337)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in prepaid expenses	4,186	-	-
Increase in accounts payable	4,445	-	4,445

Net cash provided (used) by operating activities	(32,208)	-	(41,892)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	7,250	-	50,000

Net cash provided (used) by operating activities	7,250	-	50,000

Change in cash	(24,958)	-	8,108

Cash, beginning of period	33,066	-	-

Cash, end of period	$8,108	$-	$8,108
	============	===============	===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
	============	===============	===============
Income taxes paid	$-	$-	$-
	============	===============	===============

NON-CASH TRANSACTIONS:
Subscription receivable	$-	$1,500	$1,500

See accompanying condensed notes to interim financial statements.

MANEKI MINING INC.
(An Exploration Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended December  31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

MANEKI MINING INC.
(An Exploration Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

Exploration Stage Activities
The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $46,337 for the period from November 22, 2004 (inception) to December 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  Management believes the adoption of SFAS No. 154 will have no material impact on the financial position, results of operations, or cash flows.

MANEKI MINING INC.
(An Exploration Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123R”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed

MANEKI MINING INC.
(An Exploration Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Revenue Recognition
The Company will recognize revenue from contracts (1) upon actual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts.  With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected).

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 – COMMON STOCK

During the year ended March 31, 2005, the Company issued 2,887,500 shares of common stock for cash of $42,750.  During the nine months ended December 31, 2005 the Company issued 362,500 shares of common stock for cash of $7,250 as part of a private placement to accredited investors.

NOTE 4 – MINERAL PROPERTY INTEREST

On December 3, 2004, the Company entered into a mineral lease agreement with Ammetco Resources for the unpatented lode mining claims, known as the “Poison Gulch” Property located in Owyhee County, Idaho, for cash consideration of $4,000.  The Company expensed the entire amount in the March 31, 2005 financial statements.

Under the agreement, the Company can extend the lease upon payment of $5,000 on or before the first anniversary.  Future payments under the terms of the lease agreement are as follows:

MANEKI MINING INC.
(An Exploration Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

By December 3, 2006:                         $10,000
By December 3, 2007:                         $10,000
By December 3, 2008:                         $15,000
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

We have completed step one of phase one of our exploration program. We also decided to stake additional claims in the area as per the recommendation of our consulting geologist Ken Brook. .

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Poison Gulch mineral claims in three phases to determine whether there are commercially exploitable reserves of gold, silver or other metals.  We have commenced the initial phase of the exploration program recommended by Ken Brook, our consulting geologist.  .

A site visit was completed to the High Valley property from July 23-26, 2005.  The original intent of the field visit was to expand the geologic mapping area to a scale of 1:2400 from the geologic base provided by the Ekren report mapped at 1:12000.  During the initial inspection of the property it was determined that only 3000 feet of strike length was covered by the existing Poison claims while the mineralized shear zone could be traced for more than 6000 feet.  It was also observed that additional sampling of dumps and trenches would be rather redundant due to the fact they had been sampled at least two times previously (Brook, 1991 and Ekren 1997).

The course of action decided upon was to complete the following:

  Stake additional mining claims to increase coverage of the shear zone and projections to a total of 7500 feet in strike length.  This action would prevent other parties from surrounding the core 8 claims resulting in limiting expansion potential for the High Valley block.  An additional 9 claims were staked to bring the property total to 17 claims.

  Fencing of hazardous mine workings located within the claim group.  One mine shaft in particular was open at the surface with a vertical drop of 30-40 feet, this shaft should be fenced to prevent access by livestock and off road vehicles.

  Compile all project information in a digital format, all data from Brook (1991) and Ekren (1997) was on paper only.  It was recommended that all geochemical and geological information be put into a digital format for ease of processing and for future access.  Geologic, land status, and geochemical information was compiled and placed in one AutoCad file.  Geochemical sample data were also entered into an Excel spreadsheet.

This work was carried out by our Consulting Geologist George Eliopulos and another consulting geologist Steve Sutherland. Project expenditures during this program totaled $8,422.07.  Upon completion of this work, Mr. Sutherland prepared a report dated October, 2005. In his report Mr. Sutherland recommended that the company consider performing one or more of the following steps before drill testing the property:

  Expand the claim group to cover additional potentially mineralized areas, mainly along strike to the NE and SW

  Establish a grid survey system on the ground that can be used for future sampling or geophysical surveys

  Complete a systematic soil (or soil gas) survey designed to look for anomalies that can be detected beneath shallow alluvial cover

  Complete an EM program designed to follow structures beneath shallow alluvium

  Complete a backhoe trenching program with the intent of collecting better quality samples of the vein alteration up to 20’ in depth.

The company is currently in discussion with consulting geologist George Eliopulos to determine the best course of action prior to drill testing the property. Mr. Watkinson has agreed to loan the company any funds which it requires at no interest to the company until such time as the company determines that it is ready to drill test the property. At this time the company will require financing, however, the company presently has no plans in place as to how they will raise additional capital

If results are positive from our initial steps of exploration and we are able to raise capital, we intend to proceed to phase two of the exploration program. Rotary drilling tests the geologic model to determine if there is gold in sufficient quantity to justify continued exploration drilling, with the goal of outlining and accurately defining a body of potentially economic mineralization. The cost of this phase is estimated to be approximately $108,000. With favorable results from the exploration and sufficient capital, we plan to proceed to phase three drilling. We plan to begin phase two in summer 2006.

The advance to phase three core drilling will mean that phase two rotary drilling identified a sufficient thickness of gold-bearing material that is “open” (undrilled) laterally to depth.  Phase three will test these undrilled extensions to determine the geometry of the mineralized body and to produce samples for the initial metallurgical tests. One or more rotary holes will be twinned with core holes to confirm assay results. We plan to commence phase three in the fall of 2006  The cost of phase three is estimated to be approximately $117,000.

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

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Sean Philip Watkinson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2005.

(b)        Use of Proceeds.  We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333- 125898.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending December 31, 2005.

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

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 2005 and has not filed any Current Reports on Form 8-K since December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANEKI MINING INC.

By:       /s/ Sean Philip Watkinson            .
            Sean Philip Watkinson, President,
            Chief Executive Officer and
            Chief Financial Officer Director

            Date: February 14, 2006