Form 10KSB
period 2006-03-31
Maneki Mining Inc.
filed 2006-07-11
CIK 1329957

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X)      ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 00-51601

MANEKI MINING INC.

Nevada                                           98-0441032
State or other jurisdiction                 (I.R.S.) Employer Identification No.
             of incorporation

Maneki Mining Inc.
4462 John Street
Vancouver, British Columbia, Canada
V5V 3X1
Address of principal executive offices

604-764-6552
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports)  and (2) had been  subject to such  filing requirements for the past 90 days.

Yes      X             No    _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year ended March 31, 2006: $nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2006 was $nil based on a share value of $0.00.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006 was 3,250,000 shares.

Transitional Small Business Disclosure Format (Check one)    Yes ____        No    X

MANEKI MINING INC.

FOR THE FISCAL YEAR ENDED
March 31, 2006

Index to Report
on Form 10-KSB

PART I                                                                                                                  Page

Item 1. Description of Business                                                                                     5
Item 2. Description of Property                                                                                   10
Item 3. Legal Proceedings                                                                                           10
Item 4. Submission of Matters to a Vote of Security Holders                                       11

PART II

Item 5. Market for Common Equity and Related Stockholder Matters                         11
Item 6. Management’s Discussion and Analysis or Plan of Operation                           12
Item 7. Financial Statements                                                                                        16
Item 8. Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                                                                         28
Item 8A.Controls and Procedures                                                                                28
Item 8B.Other Information                                                                                           28

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
            With Section 16(a) of the Exchange Act                                                           28
Item 10.Executive Compensation                                                                                 30
Item 11.Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                                                          30
Item 12.Certain Relationships and Related Transactions                                               31
Item 13.Exhibits                                                                                                          32
Item 14.Principal Accountants Fees and Services                                                         32

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. We do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;
  increases in interest rates or our cost of borrowing or a default under any material debt agreements;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  loss of customers or sales weakness;
  inability to achieve future sales levels or other operating results; and
  the unavailability of funds for capital expenditures

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

In this form 10-KSB references to "Maneki ", "the Company", "we," "us," and "our" refer to MANEKI MINING INC.

PART I

Item I.  Description of Business

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a lease on eight unpatented lode mining claims that we refer to as the Poison Gulch claims.  Further exploration of these mineral claims is required before a final determination as to their viability can be made.  Although exploratory work on the claims conducted prior to our obtaining a lease on the property has indicated some potential showings of mineralization, we are uncertain as to the potential existence of a commercially viable mineral deposit existing on the Poison Gulch claims. The results of exploratory work of prior companies are reported in the geological report entitled Summary Report for the Poison Gulch Property Owyhee County, Idaho, prepared for us by Ken Brook, a Registered Professional Geologist.

The Poison Gulch claims are located on federal lands. They are unpatented mining claims located on the public domain of the USA, that is, on lands administered by the Bureau of Land Management-Department of Interior.  The claims must also be recorded in the State of Idaho, County of Owyhee.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold, silver or any other valuable minerals.  We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Mineral Lease Agreement between Maneki Mining Inc. and Ammetco Resources

We entered into a lease agreement with Ammetco Resources on December 3, 2004, granting Maneki the exclusive right to explore, develop, and mine the property for gold, silver, and other valuable minerals.  The property consists of eight unpatented lode mining claims located in Owyhee County and hereon referred to as the Poison Gulch Property. We selected this property based upon an independent geological report which we commissioned from Ken Brook, a Registered Professional Geologist, and his 1991 visit to the property, (See section below “Summary Report for the Poison Gulch Property Owyhee County, Idaho, Dated December 2, 2004)  Mr. Brook recommended that we take a three-phased exploration approach to this property.

Terms of the lease require that we timely and properly pay the Federal, State, and County annual mining claim maintenance or rental fees, and shall execute and record or file, as applicable, proof of payment of these fees and of Ammetco Resources’ intention to hold the unpatented mining claims which constitute the property.  As well, any additional claims located or acquired by us within three miles from the exterior boundaries of the Poison Gulch claims shall be subject to the terms of this lease.

According to the lease Maneki has agreed to pay Ammetco Resources minimum payments which shall be paid in advance.  Maneki paid Ammetco the sum of $4,000 upon execution of this lease.  Maneki has the right to extend the lease upon payment of $5,000 on or before the first anniversary of the execution of the lease. Maneki has agreed to pay $10,000 on or before the second anniversary of the execution of the lease. Maneki has agreed to pay $10,000 on or before the third anniversary of the execution of the lease. Maneki has agreed to pay $15,000 on or before the fourth anniversary of the execution of the lease. Maneki has also agreed that each annual payment beginning with the fifth anniversary will be $50,000 plus an annual increase or decrease equivalent to the rate of inflation. The buyout price of the claims under the lease is $5,000,000 (five million dollars) from which advance royalty payments, made up to the date of the buyout, may be subtracted from the buyout price  Maneki will pay Ammetco a perpetual one-half percent (0.5%) royalty on net smelter returns thereafter.  Ammetco shall be paid the production royalty quarterly by certified check by Maneki.

During the term of the agreement Maneki will pay Ammetco, as a landowner’s production royalty, a percentage of the net smelter returns from the sale of any valuable minerals, ore and product mined and sold from the property.  “Net Smelter Returns” are defined in the lease agreement as the gross revenues actually received by Maneki from the sales of any valuable minerals extracted and produced from the property less the folloing charges:

  All costs to Maneki of weighing, sampling, determining moisture content and packaging such material and of loading and transporting it to the point of sale, including insurance and in-transit security costs.
  All smelter costs and all charges and penalties imposed by the smelter, refinery, or purchaser.
  Marketing costs and commissions.

The term of the lease is for twenty (20) years, renewable for an additional twenty (20) years so long as conditions of the lease are met.

Description and Location of the Poison Gulch mineral claims

The Poison Gulch Property claims consist of eight unpatented lode claims located in Owyhee County, Idaho.

Claim Name	BLM Serial Number
Poison #1	IMC # 179121
Poison #2	IMC # 141587
Poison #3	IMC # 141588
Poison #4	IMC # 179122
Poison #5	IMC # 179123
Poison #6	IMC # 141591
Poison #7	IMC # 141592
Poison #8	IMC # 179124

The Poison Gulch Property is located approximately 25 miles west-southwest of the village of Bruneau, Idaho.  The eight claims are located in sections 14 and 23, T. 7 S., R. 1 E, Owyhee County, Idaho.  The eight claims make up approximately 160 acres. The project are is accessed from the village of Grandview by going two miles southwest on Idaho route 78 to the Mud Flat road and then going 13 miles on the Mud Flat road until the pavement ends.  Two point seven miles beyond the end of the pavement, make a sharp right turn, follow the road northeast for two point one miles and turn left (west) on the jeep trail.  Follow the trail two point eight miles to a gate in the fence.  Continue traveling west and then southwest for approximately one mile to the center of the old workings. The claims are located on the southwestern edge of the Snake river Plain.

The property is undeveloped. Access may be gained by dirt roads.  There are scattered, shallow prospect pits, dumps, and shafts assumed to have been dug pre World War II.  The property is covered with sage, and receives sparse precipitation in this semi-arid area of southen Idaho.  There are no facilities or infrastructure other than the narrow dirt roads crossing into the claim area.  There is power in the village of Bruneau, Idaho, located about 25 miles East North-East of the property.  However, it is premature to state where power would be obtained.  No studies have been made of the most economical and efficient source of power.

This is a “grassroots” exploration project.  Only minor, preliminary exploration has been conducted. A few rock samples were collected during a 1997 geological evaluation by Mr. E.B. Ekren.  It is premature to state whether mining will be open pit or underground as the property is a “grassroots” exploration project that has not been drill tested.

In order for Ammetco Resources to retain title to the Poison Gulch Property, Ammetco, bound by the terms of a Letter Agreement dated November 6, 1996 between Prism Resources Inc. and Nevada Mine Properties II, Inc., and by a Certificate of Amendment of Articles of Incorporation dated February 14, 2002 (which documents a name change from Prism Resources to Ammetco Resources) must make annual payments of the Advance Royalty to Nevada Mine Properties II, Inc. of $15,000, adjusted annual changes in the Consumer Price Index with 1996 as the base year.  Nevada Mine Proerties II, Inc. must confirm that annual Maintenance Fees are paid to the BLM and annual Notice of Intent Fees are paid to the Owyhee County Recorder prior to midnight August 31 of each year.

Under the lease agreement between Ammetco Resources and Maneki Mining Inc., Maneki must timely and properly pay the Federal, State, and County annual mining claim maintenance fees, and shall execute and record or file, as applicable, proof of payment of the annual maintenance fees and of Ammetco’s intention to hold the unpatented mining claims which constitute the property. If Maneki does not terminate the lease before June 1 or any subsequent year, Maneki will be obligated to pay the annual maintenance fees for that year or reimburse Ammetco for same.  Maneki may extend the lease upon payment of amounts discussed in the section “Mineral Lease Agreement between Maneki Mining Inc. and Ammetco Resources” in this document.

Geological Exploration Program in General

We have obtained an independent Geological Report and have acquired a lease on the Poison Gulch mineral claims.  We engaged Ken Brook, a Registered Professional Geologist, who has prepared this Geological Report and reviewed all available exploration data completed on the mineral claims.

Mr. Ken Brook is a graduate of the University of Texas at Austin, where he obtained a B.Sc. degree in geology in 1967 and subsequently obtained a Master of Science degree in geology from the University of Arizona in 1974. He is a registered consulting geologist in the states of California and Arizona, and a Fellow in the Geological Association of Canada. He has been engaged in his profession as a geologist since 1969 and has been employed by mining companies and others as a consulting geologist since 1977.  He is also the president of Desert Ventures, Inc. a geological consulting firm in Reno, Nevada.

On July 23, 2005 we commenced the mapping of the property, our consulting geologists are in the process of preparing a formal report on the results.  Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.  The details of the Geological Report are provided below.

Summary Report for the Poison Gulch Property Owyhee County, Idaho, Dated December 2, 2004

A primary purpose of the geological report was to review information from previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of a mining project on the mineral claims.  The summary report lists various results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of prior exploration.  The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Conclusions of the Summary Report for the Poison Gulch Property Owyhee County, Idaho

Based on Ken Brook’s only visit to the property in August 1991 and research of the property he came to the following conclusions:

The Poison Gulch property hosts gold values in small, discontinuous, iron-oxide-stained quartz veinlets within a broader, structurally controlled zone of clay alteration.  The mineralization is hosted by Miocene volcanics, which are a common host for precious metal deposits in the western U.S.  Previous exploration work has been limited to mapping and sampling of the often poorly exposed veinlets, but has documented a gold-mineralized zone. Higher gold values are associated with very high levels of arsenic and antimony and elevated mercury values.  This association is typical of the upper levels of precious metal, epithermal vein deposits.  The discontinuous nature of the quartz veinlets is also typical of the upper levels of epithermal systems.   The zone's lack of geophysical response is not surprising.  Seldom do precious metal veins contain sufficient amounts of sulfide material to provide an Electromagnetic response.  Based on the interpretation that the discontinuous nature of the quartz veinlets and the high toxic element values are indicative of the upper levels of an epithermal system, the main zone of mineralization could be 500 to 900-feet below the surface.  The effectiveness of any geophysical method locating three to five-foot wide, quartz veins at this depth is questionable.

The strike length of strongly anomalous to high-grade gold values suggests that a significant, gold-bearing, epithermal event was localized by the Poison Gulch structures.  The results of previous exploration efforts are sufficiently encouraging to warrant the recommendation of an exploration program to test the structures at depth.

Recommendations

Based on the conclusions of the Summary Report for the Poison Gulch Property Owyhee County, Idaho, Ken Brook, consulting geologist, recommended a three phase exploration program for the Poison Gulch property.

Phase One will consist of staking additional claims, digging trenches across the gold zone, careful sampling of mineralized zones in the trenches, detailed mapping of the gold zone and trenches.  Estimated cost for Phase One is $41,932.

Phase Two will consist of selecting initial drill targets, posting the requisite reclamation bond with the Bureau of Land Management (BLM), obtaining the BLM permit to drill and drilling three, 700-foot, angle reverse circulation holes to test the mineralized structures at a depth of 500-feet, and three, 1000-foot, angle, reverse circulation holes to test the mineralized structures at a depth of 900-feet.  Estimated cost for Phase Two is $107,908.

Phase Three will only be implemented if there is success, i.e., good gold intercepts in the Phase Two drill holes, and will consist of core holes wedged off from the successful reverse circulation holes to expand the mineralized zone(s).  Estimated cost for Phase Three is $116,999.

With contingencies at 10% and claim holding costs for one year, the total project budget proposed is $298,463.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the mineral properties.

Government Regulations:

We will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior. We will be required to obtain a permit prior to the initiation of the second stage of our planned exploration program as this stage will involve drilling on the property.  We would be required to submit plan of operation in connection with the permit application. It is estimated that it would take approximately two to three months to obtain the required permit at an estimated cost to us of approximately $10,000.

Employees

We have no employees other than our president. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any material research or development expenditures since our incorporation. We have paid $4,000 for a mineral property lease which was expensed as an exploration cost.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2. Description of Property

We maintain our executive office at 4462 John Street, Vancouver, B.C., Canada V5V 3X1. This office space is being provided to the company free of charge by our president, Mrs. Hutchins. This arrangement provides us with the office space necessary at this point. Upon significant growth of the company it may become necessary to lease or acquire additional or alternative space to accommodate our development activities and growth.

ITEM 3. Legal Proceedings

We are not aware of any legal proceedings that are either threatened or pending as of the date of this report.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during our fiscal year ended March 31, 2006.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

(a) Market Information

The Company is eligible to participate in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol "MNEK".   The Company’s shares of Common Stock have not been traded on the over-the-counter securities market since it has become eligible.  Consequently, there is no information available on share price, bid quotes or ask quotes for the fiscal year ended March 31, 2006.

(b) Holders of Common Stock

As of June 27, 2006, we had approximately 34 shareholders of record of the 3,250,000 shares outstanding.

(c) Dividends

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the period ended March 31, 2005, the Company issued 2,887,500 shares of common stock for cash of $42,750.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

During the year ended March 31, 2006, the Company issued 362,500 shares of common stock for cash of $7,250.   These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 2 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates,

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and prepaid expenses.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and 2005.

Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.  Exploration costs expensed during the year ended March 31, 2006 and 2005 were $15,249 and $4,000, respectively.

Use of Estimates

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

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Results of Operations

The results of operations reflected in this discussion include the operations of Maneki Mining Inc.

Revenue

The Company is in its exploration stage and has not identified a commercial minable property as of March 31, 2006 and 2005.  Therefore, the Company has not recorded any revenues for the years ended March 31, 2006 and 2005.

Operating Expenses

Total operating expenses increased by $41,511 or 755% from $5,498 in fiscal 2005 to $47,009 in fiscal 2006. The increase in operating expenses was principally attributable to a $24,036 increase in legal and accounting expense due the filling of a registration statement as well as normal filing maintenance fees for the year ended March 31, 2006. Additionally, resource property expenses increased by $11,249 in the current year due to an increase in activities involving the Company’s resource properties along with a $6,226 increase in general and administrative fees which were incurred due to increase corporate activities.

Net Loss

Net loss increased by $41,511 or 755% from a net loss of $5,498 in fiscal 2005 to a net loss of $47,009 in fiscal 2006.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $32,691 from $33,066 at March 31, 2005 to $375 at March 31, 2006.  Cash used for operating activities was $39,941 in fiscal 2006 as compared with $9,684 in fiscal 2005.  In Fiscal 2006, cash used in operating activities include the net loss offset by a decrease in prepaid expenses and increase in accounts payable.   In fiscal 2005, cash used in operating activities included the net loss and an increase in prepaid expenses.

Cash provided by financing activities was $7,250 in fiscal 2006 which were the proceeds of issuing shares of common stock for cash considerations. In fiscal 2005, financing activities provided $42,750 and included proceeds from issuing shares of common stock.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $47,009 and a negative cash flow from operations of $39,941 during the year ended March 31, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  The Company plans to obtain additional capital through a private placement, but no formal plan is currently in place.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140.”  This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations; a transfer of servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”).  This statement established the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial that pertains to a beneficial interest other tan another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of entity’s fiscal year.  Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior financial statements and is effective for fiscal years beginning after December 15, 2005.  Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last two fiscal years. Our net losses and negative cash flow may continue for the foreseeable future.   We believe that our planned growth and profitability depends our ability to explore commercially viable mining properties.   If we are not successful

discovering sources of commercially viable mining properties, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

We may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

  curtail our operations significantly;
  sell significant assets;
  seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
  explore other strategic alternatives, including a merger or sale

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

  decrease in mineral prices
  inability to locate commercially viable resource properties general economic conditions, including economic conditions specific to the mining industries.

ITEM 7. Financial Statements

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Maneki Mining Inc.
Vancouver, British Columbia
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Maneki Mining Inc. (a Nevada corporation and exploration stage company) as of March 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods then ended and the period from inception (November 22, 2004) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maneki Mining Inc. as of March 31, 2006 and 2005 and the results of its operations, stockholders' equity (deficit) and its cash flows for the periods then ended and the period from inception (November 22, 2004) to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 19, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

Maneki Mining Inc.
(An Exploration Stage Company)
Balance Sheets

                                                                                                 March 31               March 31
                                                                                                         2006                      2005

Assets
Current assets
    Cash                                                                                 $            375        $        33,066
    Prepaid expenses                                                                                 -                    4,186
Total current assets                                                                              375                  37,252

Total Assets                                                                          $            375        $        37,252

Liabilities
Current liabilities
    Accounts payable                                                               $          2,882      $                 -

Total current liabilities                                                                         2,882                         -

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                          -                         -
Common stock: $0.001 par value, 75,000,000, shares
    authorized, 3,250,000 and 2,887,500 issued
    and outstanding at March 31, 2006 and March 31, 2005
    respectively                                                                                   3,250                  2,888

Additional paid in capital                                                                  46,750               39,862
Deficit accumulated during exploration stage                                    (52,507)              (5,498)
Total Stockholders’ equity (deficit)                                                    (2,507)              37,252

                                                                                               $            375    $         37,252

                 The accompanying notes are an integral part of these financial statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From November 22,	From November 22,
	Year Ended		2004 (Inception) to	2004 (Inception) to
	March 31,		March 31,	March 31,
	2006		2005	2006

SALES	$-		$-	$-

EXPENSES
Legal and accounting	24,850		814	25,664
Resource property costs	15,249		4,000	19,249
General and administrative	6,910		684	7,594

TOTAL EXPENSES	47,009		5,498	52,507

LOSS FROM OPERATIONS	(47,009)		(5,498)	(52,507)

INCOME TAXES	-		-	-

NET LOSS	$(47,009)		$(5,498)	$(52,507)
	=============		================	================

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil
	=============		================	================

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	3,246,016		1,909,012
	=============		================	================

The accompanying notes are an integral part of these financial statements.

Maneki Mining Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)

                                                                                                                                                                                            Deficit                     Total
                                                                                                                                                                                      Accumulated         Stockholders
                                                                                                       Common Stock                      Additional     During Development        Equity
                                                                                               Shares                   Amount          Paid in capital                Stage                   (Deficit)

Balance – November 22, 2004 (inception)                                             -      $              -      $                     -       $               -            $                  -

    Common stock issued for cash at $0.01 per share            1,500,000              1,500                    13,500                        -                      15,000

    Common stock issued for cash at $0.02 per share            1,387,500              1,388                    26,362                        -                      27,750

    Net loss for period ended March 31, 2005                                       -                      -                              -               (5,498)                     (5,498)

Balance, March 31, 2005                                                          2,887,500              2,888                    39,862               (5,498)                     37,252

     Common stock  issued for cash at $0.02 per share           362,500                 362                      6,888                        -                        7,250

Net loss for year ended March 31, 2006                                             -                      -                             -              (47,009)                   (47,009)

Balance – March 31, 2006                                                      3,250,000      $      3,250        $          46,750        $   (52,507)          $         (2,507)
                                                                                        =========    ======     ========    =======       ========

                                                 The accompanying notes are an integral part of these financial statements.

MANEKI MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		From November 22,	From November 22,
	Year Ended	2004 (Inception) to	2004 (Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,009)	$(5,498)	$(52,507)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in prepaid expenses	4,186	(4,186)	-
Increase in accounts payable	2,882	-	2,882

Net cash provided (used) by operating activities	(39,941)	(9,684)	(49,625)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	7,250	42,750	50,000

Net cash provided (used) by operating activities	7,250	42,750	50,000

Change in cash	(32,691)	33,066	375

Cash, beginning of period	33,066	-	-

Cash, end of period	$375	$33,066	$375
	===============	================	================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
	===============	================	================
Income taxes paid	$-	$-	$-
	===============	================	================

The accompanying notes are an integral part of these financial statements.

Maneki Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Maneki Mining Inc. (hereinafter “Maneki” or “the Company”) was incorporated in the State of Nevada, U.S.A., on November 22, 2004.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  In 2005 the Company acquired a mineral lease on property in Owyhee County, Idaho.  It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

The Company’s fiscal year end is March 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  The financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements - Recent
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, and

Maneki Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006

established the accounting for certain derivatives embedded in other instruments.  It simplifies amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Compensated Absences
The Company does not offer paid vacation or personal time to its employees.  Accordingly, there is no related accrual of expenses.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective

Maneki Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006

of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At March 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and prepaid expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and 2005.

Mineral Property Payments and Exploration Costs
The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.  Exploration costs expensed during the year ended March 31, 2006 and 2005 were $15,249 and $4,000, respectively.

Impaired Asset Policy
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144"). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2006.

Use of Estimates
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

Income Taxes
The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some

Maneki Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006

portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.  See Note 5.

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Exploration Stage Activities
The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for extraction and enter a development stage.

Foreign Currency Valuation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation will be disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Going Concern
The accompanying financial statements have been prepared assuming the company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $52,507 for the period from November 22, 2004 (inception) to March 31, 2006, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects it will require $20,000 to prepare for drilling on the Company’s property. In the next 12 months the Company will require additional funds of approximately $120,000 to drill the targets it defines on the property. The company plans to obtain additional capital through a private placement or public offering in the near term, but has no formal plan yet in place.

Maneki Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006

NOTE 3 – MINERAL PROPERTY INTEREST

On February 28, 2005, the Company entered into a mineral lease agreement with Ammetco Resources for the unpatented lode mining claims, known as the “Poison Gulch” Property located in Owyhee County, Idaho, for cash consideration of $4,000.  The Company expensed the entire amount.

NOTE 4 – PREPAID EXPENSES

At March 31, 2005, the Company had prepaid legal fees totaling $4,186.  At March 31, 2006 this amount has been expensed.

NOTE 5 – PROVISION FOR TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2006, the Company had net deferred tax assets calculated at an expected federal rate of 34% of approximately $17,800 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the deferred tax assets has been recorded at March 31, 2006 and 2005.  The significant components of the Company’s deferred tax asset at March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005

Net operating loss carryforward	$ 52,507	$ 5,498

Deferred tax asset	$ 17,800	$ 1,800
Deferred tax asset valuation allowance	(17,800)	(1,800)

Net deferred tax asset	$ -	$ -
	===========	===========

At March 31, 2006, the Company has net operating loss carryforwards of approximately $52,507, which expire in the year 2025.  The change in the valuation allowance account from March 31, 2005 to March 31, 2006 was an increase of $16,000.

Maneki Mining Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006

NOTE 6 – PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

The Company has 75,000,000 shares of common stock authorized.  All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

During the period ended March 31, 2005, the Company issued 2,887,500 shares of common stock for cash of $42,750.

During the year ended March 31, 2006, the Company issued 362,500 shares of common stock for cash of $7,250.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In January 2005, the Company entered into a consulting agreement with an individual for exploration and mining geology services.  Under the agreement, the Company will pay this individual $500 per day and reimbursement of all expenses for any days expended on the Company’s properties.  At the date of the financial statements, services in the amount of $2,520 have been expensed under this agreement.

NOTE 8 – SUBSEQUENT EVENTS

On May 17, 2006 a change in control of the Company occurred pursuant to a common stock purchase agreement between two shareholders of the Company and Vega Star Capital SA.  Under the agreement the shareholders agreed to sell 1,500,000 shares of common stock to Vega Star on June 7, 2006.  Following this agreement on June 13, 2006, the Company also elected a new president/chief executive officer/chief financial officer.

ITEM 8A - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to Maneki Mining Inc. that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – Other Information

On or about May 17, 2006, control of the Registrant was changed pursuant to an Agreement for the Purchase of Common Stock (“Agreement”) between Mark Hammer, Sean Philip Watkinson, the Sellers, and Vega Star Capital SA, the Purchaser.  Pursuant to the Agreement, a total of One Million Five Hundred Thousand shares owned by the Sellers.  Pursuant to the First Amendment to Agreement for the Purchase of Common Stock, the closing date was fixed as June 7, 2006.  Details of the transaction were disclosed under a Form 8K filed on June 15, 2006.

ITEM 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Organization of the Board of Directors

As of June 27, 2006, Patricia Hutchins is the Company’s sole executive officer and director.

Patricia Hutchins was elected as Director on June 13, 2007 and appointed to the position of President and Chief Executive Officer and Chief Financial Officer also on June 13, 2007.  Mrs. Hutchins, has worked as Chief Financial Officer for Capital West Funding Partners LLC since 1995. Ms. Hutchins has over twenty years international business experience including acquisitions, mergers, capital raising and corporate development.

Ms. Hutchins has held executive management positions in several private corporations subsequent to her career with KPMG, and holds a Masters Degree in Federal Taxation.  Ms. Hutchins has served on the Board of Directors of several private corporations and specializes in taxation.  Ms. Hutchins specializes in taxation of high-net worth individuals, estates, trusts and private foundations.  She has advised clients on the use of such sophisticated tax planning tools, such as, the Life Insurance Trust, Charitable Remainder and Charitable Lead Trusts. In addition, she has done income tax and estate planning for Private Foundations.

Audit Committee

We do not have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements.

Compensation Committee

The Company does not have a separately designated standing Compensation Committee.

Executive Officers

As of June 30, 2006, Patricia Hutchins was the Company’s sole executive and financial officer.

Information concerning Mrs. Hutchins is provided under the section captioned “Organization of the Board of Directors”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and 10% shareholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of

Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.

ITEM 10 – Executive Compensation

Executive Compensation and Related Information

The following table sets forth compensation for services rendered in all capacities to Maneki Mining Inc. for the two fiscal years ended March 31, 2006 for our Chief Executive Officer.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Sean Philip Watkinson	President, CEO, and Sole Director	2006 2005	$0 $0	$0 $0	$0 $0	0 0	0 0	0 0	0 0

Stock Options

Our executive officer was not issued stock options.

Compensation of Directors

Our director does not receive a fee for attendance at each meeting of the Board of Directors but is reimbursed only for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.

Employment Contracts, Termination of Employment and Change in Control Agreements

Our executive officer does not have an employment contract.

ITEM 11 – Security Ownership of Certain Beneficial Owners and Management and Related   Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2006, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Directors and Officers
Common Stock	Sean Watkinson 4462 John St. Vancouver, BC V5V 3X1 Canada	1,000,000 Direct	30.77%
Significant Shareholders
Common Stock	Mark Hammer 74 W.14th Ave. Vancouver, BC V5Y 1W6 Canada	500,000 Direct	15.38%
Common Stock	Jim O’Toole 2869 Highbury St. Vancouver, BC V6R 3T7	300,000 Direct	9.23%
Common Stock	Kathy Watkinson 863 E. 15th Ave. Vancouver, BC V5T 2S1	300,000 Direct	9.23%
(1)	The percentage of common stock held is based on 3,250,000 shares of common stock issued and outstanding as of March 31, 2006.

ITEM 12 – Certain Relationships and Related Transactions

We issued 1,000,000 total shares of common stock to our president, Mr. Watkinson for total consideration of $10,000 effective January 5th 2005. This issuance was made to Mr. Watkinson, who is a sophisticated individual and was in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We completed an offering of 500,000 shares of our common stock at a price of $0.01 per share to Mark Hammer on January 5th 2005. Mr. Hammer is a fellow real-estate agent and partner of Mr. Watkinson. The total amount we received from him pursuant to the offering was $5,000. We completed the offering pursuant to Section 4(2) of the Securities Act.

George J. Eliopulos, is a consultant to our company. We have a service agreement with Mr. Eliopulos dated January 18, 2005. Mr. Eliopulos is also a principle of Nevada Mine Properties II, the 100% owner of the Poison Gulch claims that we lease from Amettco Resources. Mr. Eliopulos is an independent consultant to Maneki Mining Inc., and not an employee.  He provides the company with consulting on various aspects day-to-day operations, including recommending companies to help carry out particular stages of exploration, as well as overseeing activity on the property and reporting progress to Mr. Watkinson. Mr. Eliopulos is paid $500 per day of work, and reimbursed for all expenses incurred while completing services for our company.

ITEM 13 – Exhibits

The exhibits below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

31.1	Section 302 Certification of our Chief Executive Officer
31.2	Section 302 Certification of our Chief financial Officer
32.2	Section 906 Certification of our Chief Executive Officer
32.3	Section 906 Certification of our Chief financial Officer

ITEM 14 – Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for the audit and review of our financial statements for the fiscal year ended March 31, 2006  was $13,991.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANEKI MINING INC.
(Registrant)

Date: July 10, 2006                                                                                                        /s/ Patricia Hutchins
                                                                                                                                      Patricia Hutchins
                                                                                                                                      Chief Executive Officer,
                                                                                                                                      Chief Financial Officer