Form 10QSB
period 2006-06-30
Maneki Mining Inc.
filed 2006-08-17
CIK 1329957

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports)  and (2) had been  subject to such  filing requirements for the past 90 days.     Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No  [X]

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006 was 3,250,000 shares.

Transitional Small Business Disclosure Format (Check one)     Yes  [  ]     No  [X]

PART I

ITEM 1.      Financial Statements

The following interim unaudited financial statements of Maneki Mining Inc. (the “Company”) for the three month period ended June 30, 2006 are included with this Quarterly Report on Form 10-QSB:

  Balance Sheets as of June 30, 2006 and March 31, 2006;

  Statements of Operations for three months ended June 30, 2006 and 2005, and for the period from November 22, 2004 (Inception) to June 30, 2006;

  Statements of Cash Flows for the three months ended June 30, 2006 and 2005, and for the period from November 22, 2004 (Inception) to June 30, 2006.

  Condensed Notes to Interim Financial Statements.

Maneki Mining Inc.
(An Exploration Stage Company)
Balance Sheets

                                                                                                                     June 30,              March 31,
                                                                                                                         2006                      2006

                                                                                                                 (unaudited)
Assets
Current assets
    Cash                                                                                                   $                -        $              375
    Prepaid expenses                                                                                              900                            -
Total current assets                                                                                               900                        375

Total Assets                                                                                            $            900        $              375

Liabilities
Current liabilities
    Accounts payable                                                                                $        5,100         $          2,882
    Due to related party                                                                                       4,031                            -

Total current liabilities                                                                                         9,131                     2,882

Stockholders’ Deficit
Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                                          -                             -
Common stock: $0.001 par value, 75,000,000, shares
    authorized, 3,250,000 issued
    and outstanding                                                                                               3,250                     3,250
Additional paid-in capital                                                                                   46,750                   46,750
Accumulated deficit during exploration stage                                                    (58,231)                 (52,507)
Total shareholders’ deficit                                                                                 (8,231)                   (2,507)

Total Liabilities and Stockholders' Deficit                                                 $            900        $              375

See accompanying condensed notes to interim financial statements.

Maneki Mining Inc.
(An Exploration Stage Company)
Statements of Operations

                                                                                                                                  From November 22,
                                                                                      Three Months Ended             2004 (Inception) to
                                                                                June 30,                  June 30,                June 30,
                                                                                 2006                       2005                     2006
                                                                               (unaudited)          (unaudited)              (unaudited)

Sales                                                                    $               -          $              -        $                          -

Expenses
    Legal and accounting                                                   5,102                  11,435                        30,766
    Resource property costs                                                     -                            -                        19,249
    General and administrative                                              622                    1,311                          8,216

Total Expenses                                                             5,724                  12,746                       (58,231)

Operating Loss                                                           (5,724)                (12,746)                      (58,231)

Income Taxes                                                                      -                           -                                   -

Net Loss                                                              $       (5,721)         $    (12,746)       $              (58,231)
                                                                           =========         =========       =============

Loss per share, basic and diluted                          $            nil            $        (0.01)
                                                                           =========         =========
Weighted average shares outstanding,
basic and diluted                                                      3,250,000             1,909,012

See accompanying condensed notes to interim financial statements.

Maneki Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows

                                                                                                                             Three Months Ended                 From November 22,
                                                                                                                          June 30,                 June 30,            2004 (Inception) to
                                                                                                                             2006                      2005                   June 30, 2006
                                                                                                                       (unaudited)             (unaudited)               (unaudited)
Cash Flows From Operating activities
Net loss                                                                                                        $       (5,724)         $        (12,746)         $          (58,231)
Adjustments to reconcile net loss to net cash used in
     operating activities

       Decrease (increase) in prepaid expenses                                                     (900)                      (2,686)                         (900)
       Increase in acconts payable                                                                         2,218                        4,936                         5,100

     Net cash used in  operating activities                                                         (4,406)                      (5,124)                    (54,031)

Cash Flow From Financing activities

     Proceeds from related party loan                                                                    5,000                                -                        5,000
     Payment of related party loan                                                                          (969)                               -                         (969)
     Proceeds from sale of common stock                                                                   -                         7,250                      50,000
Net cash provided by financing activities                                                         4,031                        7,250                      54,031

Net increase (decrease) in cash and cash equivalents                                 (375)                     35,192                                -

Cash and cash equivalents, beginning of period                                               375                                -                                 -

Cash and cash equivalents, end of period                                              $                -       $            35,192           $                    -

Supplemental cash flow information

     Interest paid                                                                                            $               -       $                     -
     Income taxes paid                                                                                   $               -       $                     -

See accompanying condensed notes to interim financial statements.

Maneki Mining Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended June  30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $58,231 for the period from November 22, 2004 (inception) to June 30, 2006, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Maneki Mining Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2006

Recent Accounting Pronouncements

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, and established the accounting for certain derivatives embedded in other instruments.  It simplifies amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

Maneki Mining Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2006

NOTE 3 – RELATED PARTY PAYABLES

During the three months ended June 30, 2006, a shareholder of the Company loaned $5,000 for operating expenses.  This loan is non-interest bearing, uncollateralized, and due on demand.  At June 30, 2006 the balance owing was $4,031.

NOTE 4 – MINERAL PROPERTY INTEREST

On December 3, 2004, the Company entered into a mineral lease agreement with Ammetco Resources for the unpatented lode mining claims, known as the “Poison Gulch” Property located in Owyhee County, Idaho, for cash consideration of $4,000.  The Company expensed the entire amount in the March 31, 2005 financial statements.

Under the agreement, the Company extended the lease upon payment of $5,000 in December, 2005.  Future payments under the terms of the lease agreement are as follows:

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

ITEM 3.      Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mrs. Patricia Hutchins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2006.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter ended June 30, 2006.

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

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on June 15, 2006 disclosing the change in control of the registrant and the change of directors and officers of the company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANEKI MINING INC.

By:       /s/ Patricia Hutchins            .
            Patricia Hutchins, President,
            Chief Executive Officer and
            Chief Financial Officer Director

            Date: August 7, 2006