Form 10KSB
period 2006-08-31
Red Rock Pictures, Inc.
filed 2006-12-14
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
August 31, 2006

Commission File #333-108690

RED ROCK PICTURES HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0441032
(IRS Employer Identification Number)

8228 Sunset Boulevard, 3rd Floor, Los Angeles, California	90046
(Address of principal executive offices )	(Zip Code)

(301)  474-1219
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Maneki Mining, Inc.
4462 John Street, Vancouver, BC Canada V5V 3X1
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	[X]	No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Revenues for year ended August 31, 2006: 0.00$

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 14, 2006, 112,876,552:

Number of shares of the registrant’s common stock outstanding as of December 14, 2006 is: 60,470,000

The Transfer Agent for the Company is Integrity Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

          Overview

          Maneki Mining (“Maneki”) was originally incorporated in Nevada on November 22, 2004 as a development stage company in the business of mineral exploration.  In August 2006 Red Rock Pictures, Inc. consummated a Share Exchange Agreement, whereby 100% of its shares were acquired by Maneki in exchange for 1,800,000 shares of Maneki.  On October 31, 2006, Maneki filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc. (“Us, We, Our, Red Rock or the Company”).

          We are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model centers around the control of entertainment properties that we may develop, acquire, produce and/or finance.

          Development

          Development activities are a fundamental building block to our future financial success. We will devote significant resources to identifying and developing material to be produced.

          Financing

          We will be involved in the funding of motion pictures and other entertainment and media properties, both for its own library and development activities as well as in partnership with outside producers.

          Production

          Once a project developed and financing is committed, either through internal sources or through licensing and pre-selling the project to the exhibition, television, home entertainment and other markets, we will attempt to produce at the lowest possible cost consistent with the quality that it seeks to achieve. We avoid the substantial overhead of major studios by maintaining only a small staff and engaging production staff only as required.

          Revenue Sources

          We currently do not have any revenues.  However, we expect to derive our revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.  We expect to receive revenue from all of the following sources on a project-by-project basis:
  Producer and production fees for our services in the creation and production of motion pictures, television and other media;

  Royalties and participations in the future earnings of the properties that we develop, produce and/or finance;

  Interest and fees associated with our financing activities;

  Royalty payments from merchandising of consumer products bearing the logos, brands, and other forms of intellectual property from our company’s films, television programs and archives; and

  Royalties and license payments from exploitation of soundtrack and music publishing rights for music from our company’s films, television programs and archives.

  The distribution channels associated with these revenue streams are discussed in greater detail below:

            Theatrical Distribution & Exhibition

            Once a picture has been green lighted, the distribution arm of the studio begins planning where the picture will be slotted in its schedule for theatrical release.  Numerous negotiations and strategic issues must be managed, including the film’s release date, distribution pattern and number of screens (wide release, limited release or platform release) and exhibitor (theater and theater chain) financial terms.

            Theatrical revenues are divided between the distributor and the theater owners (exhibitors). The division of theatrical proceeds is usually determined through negotiation between the exhibitors and distributors. However, sometimes a bidding process occurs in which theaters compete against each other for a particular movie with the film going to the theater that offers the most favorable terms to the distributor. “Film rentals” are the portion of a film’s theatrical revenues remitted to a distributor. As a general rule of thumb, a distributor receives 50% of a film’s gross theatrical revenues. However, the actual division of box-office proceeds is based upon a formula in which the distributor gets a disproportionate share of the box-office in the early release of a film. Therefore, theater exhibitors prefer long-running successful films, as opposed to films that have big opening weekends and subsequently have substantial drop-offs.

            Whether a film has been financed by a studio or has been acquired from an outside financing source for distribution, the studio receives a distribution fee. A distribution fee is a percentage charge on incoming film rentals from theaters, video revenues, pay television, etc. The fee is simply a service charge designed solely to support the existence of the distribution organization; it does not apply toward the recovery of any expenses related to releasing the film (such as prints and advertising). Deductions for direct costs of marketing a film are made after the imposition of the fee. The amount of the distribution fee can vary substantially depending upon many factors. The most important factor in determining the amount of the fee is whether the film has been financed internally or externally.

            Home Video – Video Cassette and DVD

            As the market has matured, video revenues have become the most significant source of income for producers and distributors. Furthermore, home video provides the most consistent source of revenue of all of the various windows of exhibition including theatrical.  We currently do not operate our own internal Home Entertainment distribution business, but, rather, we intend to partner with the major studios and others to ensure that our productions are sold into the marketplace.

            Pay-Per-View and Video on Demand

            Pay-per-view refers to films shown on television which subscribers can order through their local cable operator. Additionally, with the rise of technology and other digital distribution platforms, Pay-Per-View can also occur via Satellite, and via Internet delivery. Our projects will be sold into the Pay-Per-View and Video on Demand markets either directly or as part of a larger distribution agreement with a studio or other entity.

            Pay Cable

            Pay cable refers to individual cable stations that have a monthly subscription fee, such as HBO, Showtime, The Movie Channel, Cinemax, Starz and Encore. Pay cable programming is comprised primarily of three facets:
    Movies licensed from the studios and independent distributors.

    Pay cable premiere movies that are shown for the first time on the pay cable service. These movies are both financed and produced by the cable network itself or licensed from independent producers.

    Special events, such as sporting events and concerts.

  Our properties will be sold into the Pay Cable marketplace either directly or as part of a larger distribution agreement with a studio or other entity.

            Basic Cable

            Basic cable refers to a group of cable stations that are generally included in a basic cable package, such as THE SUNDANCE CHANNEL, THE INDEPENDENT FILM CHANNEL, TNT, TBS, LIFETIME, USA, and others. Basic cable stations, like the pay cable stations, are now producing a significant number of their own movies. Our properties will be sold into the Basic Cable marketplace either directly or as part of a larger distribution agreement with a studio or other entity

            Network Television

            In the United States, broadcast network rights are granted to ABC, CBS, NBC, FOX, UPN, WB or other entities formed to distribute programming to a large group of stations. The commercial television networks license motion pictures for a limited number of exhibitions during a period that usually commences two to three years after a film’s initial theatrical release.  Our properties will be sold into the Network Television marketplace either directly or as part of a larger distribution agreement with a studio or other entity

            Television Syndication

            Distributors also license the right to broadcast a motion picture on local, commercial television stations in the United States, usually for a period commencing five years after initial theatrical release of the motion picture, but earlier if the producer has not entered into a commercial television network license. These contracts are usually for between five to eight showings of a film extending over a period of 3 to 5 years. This activity, known as “syndication,” has become an important source of revenue as the number of stations has proliferated, and thus the competition for programming among local television stations has increased.  Our properties will be sold into the Television Syndication marketplace either directly or as part of a larger distribution agreement with a studio or other entity

            Other Ancillary Markets

            A distributor may earn revenues from other ancillary sources, unless the necessary exploitation rights in the underlying literary property have been retained by writers, talent, composers or other third parties (i.e. soundtrack and music publishing rights).  Our properties will be sold into other Ancillary Markets either directly or as part of a larger distribution agreement with a studio or other entity.

            Foreign Distribution & Exhibition

            All of the major American distributors (i.e. Warner Brothers, Universal, etc.) have distribution networks in the major overseas countries. However, each foreign country has its own local and independent distribution companies that not only distribute native product, but also compete against the local branch of the major studios for independently financed American films. Our properties will be sold into the foreign marketplace either directly or as part of a larger distribution agreement with a studio or other entity.

            Competition

            The sale and distribution of filmed entertainment is a highly competitive business.  The entertainment industry now comprises six major film distributors/studios: Sony Pictures, Paramount, Twentieth Century Fox, Warner Brothers, The Walt Disney Company, and Universal.  Today, the major studios are multi-national, multi-media and mass marketing communication complexes with wholly owned distribution operations throughout the world.  In addition to these majors, there are numerous independent production and distribution companies. Many of our competitors are larger and better capitalized than us and have existing distribution channels. In addition, the number of films or television products released in any given period may create an oversupply of product in the market, and that may reduce our share of potential sales and make it more difficult for the films in our library to succeed.

            We believe that the principal competitive factors in our market are:
    Quality of filmed entertainment product

    brand recognition;

    quality of assets;

    Exemplary reputation and track record of our CEO

    filmed entertainment rights industry connections;

             Employees

            We currently have one employee.

  Risks Associated with our Operations

  We have a limited operating history in which to evaluate our business.

            We were incorporated in Nevada in August 2006 and we have no revenues to date and we have a limited operating history upon which an evaluation of our future success or failure can be made.  No assurances of any nature can be made to investors that the company will be profitable.

  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations.

            We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. However, at this time, we can not determine the amount of additional funding necessary to implement such plan. We intend to assess such amount at the time we will implement our business plan. Furthermore, we intend to effect future acquisitions with cash and the issuance of debt and equity securities. The cost of anticipated acquisitions may require us to seek additional financing. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our acquisition strategy, and as a result, could require us to diminish or suspend our acquisition strategy.

            If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

  If we are unable to retain the services of our executive officer, Robert Levy, or if we are unable to successfully recruit qualified managerial personnel and employees with experience in business and the entertainment industry, we may not be able to continue our operations.

            Our success depends solely upon the continued service of Robert Levy, our sole officer and director.  Loss of  Mr. Levy’s services will have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of our executive officer. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial personnel and employees with experience in business and the entertainment industry. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

  There may be potential liabilities associated with the Company that we were not aware of at the time of the Merger.

            We may have liabilities that we did not discover or may have been unable to discover during our pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event we are held responsible for the foregoing liabilities, our operations may be materially and adversely affected.

  The Red Rock shareholders currently own a controlling interest in our voting stock and investors may not have any voice in our management.

            In connection with the acquisition of Red Rock, the Red Rock Shareholders, will hold an aggregate of 51% of our outstanding shares of common stock, and in the aggregate, has the right to cast 51% of the votes in any vote by our stockholders. Thus, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

    election of our board of directors;
    removal of any of our directors;
    amendment of our certificate of incorporation or bylaws; and
    adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.
            As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

  It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive affect on our existing shareholders.

            We will issue additional stock as required to raise additional working capital in order to secure intellectual properties, undertake company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

  If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

            We expect our business and number of employees to grow over the next year. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

  If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

            We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, we could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

  “Penny Stock” rules may make buying or selling our common stock difficult.

            Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:
    Make a suitability determination prior to selling a penny stock to the purchaser;
    Receive the purchaser’s written consent to the transaction; and
    Provide certain written disclosures to the purchaser.

  Risks Associated with the Entertainment, Media and Communications Industries

  Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

              The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future.  There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the entertainment, media and communications industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas.  They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing.  We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that it will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

  The speculative nature of the entertainment, media and communications industry may result in our inability to produce products or services that receive sufficient market acceptance for us to be successful.

              Certain segments of the entertainment, media and communications industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, we may be unable to produce products or services that receive sufficient market acceptance for us to be successful.

  Changes in technology may reduce the demand for the products or services we may offer following a business combination.

              The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

  If our products or services that we market and sell are not accepted by the public, our profits may decline.

              Certain segments of the entertainment, media and communications industries are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

            Management is fully aware of these risks, and believes that these are manageable risks and does not post real threats to the Company’s healthy development.

  ITEM 2. DESCRIPTION OF PROPERTY

  Our executive offices are located at 8228 Sunset Boulevard, 3rd Floor, Los Angeles, California. We lease the premises from National Lampoon, Inc. pursuant to a sublease for two years commencing September 6, 2006 and ending September 6, 2008 at the rate of $2,000 per month.  National Lampoon and its President, Daniel Laikin, are both shareholders of Red Rock. We believe that these spaces are sufficient and adequate to operate our current business.

  ITEM 3. LEGAL PROCEEDINGS

  There is no litigation pending or threatened by or against us.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On December 14, 2006, there were 75 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “RRPH”.

  DIVIDENDS

  We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

  ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report.

  Plan of Operation

  Overview

  We were originally incorporated in Nevada on November 22, 2004 as a development stage company in the business of mineral exploration.  On December 3, 2004, we entered in a Mineral Lease Agreement whereby we leased from Ammetco Resources a total of eight (8) unpatented lode mining claims which we refer to as the Poison Gulch mineral claims.  The Poison Gulch mineral claims are located in Owyhee County, Idaho.  We leased the mineral claims from Ammetco Resources of Vancouver B.C., Canada.  The Poison Gulch claims are 100% owned by Nevada Mine Properties II, Inc. of Reno, Nevada.

  Upon the effectiveness of the merger with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model centers around the control of entertainment properties that we may develop, acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for its own library and development activities as well as in partnership with outside producers. We currently do not have any revenues, however, we expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

  Proposed Milestones to Implement Business Operations

  During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  We intend to immediately enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  We expect to have at least the first two completed within the next 30 days. Within the next quarter we expect to enter into agreements to fund and co-fund production on a slate of National Lampoon branded, moderately budgeted films.  We have already reviewed the initial scripts and have started the process of acquiring and developing additional scripts.  These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  We intend to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, we may either increase funding or work with a P&A lender to provide the additional funding required.

  During the fourth quarter of 2006 we have been working to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. Distribution on these films will be controlled by National Lampoon, but will be intended for a wide theatrical release (1200+ screens).  It is our intent to release at least one National Lampoon film per year in this manner.  We will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

  In the first quarter of 2007 we will work to build a division of the company to focus on the “horror” film genre.  Over the last few years there has been great success in producing low budget horror films.  We will endeavor to set up a distribution agreement through one of the major or mini-major studios.  We will also work to set up a television output deal with one or more cable network.

  We will begin building and formalizing relationship with the talent community.  We intend to use our equity as incentives to build these relationships.  We intend to work with top talent to fund and produce projects that they bring to the Company.  These are typically moderately budgeted projects which fall below the typical studio interest.

  Another area that we will pursue as part of our plan is the acquisition of existing film properties.  We will work to build a library of films to leverage across all distribution platforms.  We feel that as distribution platforms continue to expand, there are opportunities to exploit content and generate revenue in a number of ways.

  We will also hire and train a limited amount of additional staff, including management, marketing, and administrative personnel. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. We believe that the hiring of employees will be an ongoing process during the Company’s existence.

  Capital Resources and Liquidity

  As of August 31, 2006 we had $1,085 in cash. A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash, we will not be able to meet our current expenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.

  Critical Accounting Policies

  Red Rock’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

  Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Travel Hunt’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

  ITEM 7. FINANCIAL STATEMENTS

  Our financial statements, together with the report of auditors, are as follows:

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)

  CONSOLIDATED FINANCIAL STATEMENTS

  31 AUGUST 2006

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)

  31 AUGUST 2006

  CONTENTS
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	14
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet	15
Consolidated Statement of Loss	16
Consolidated Statement of Stockholders' Deficit	17
Consolidated Statement of Cash Flows	18
Notes to the Consolidated Financial Statements	19 - 24

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of
  Red Rock Pictures Holdings Inc.

  We have audited the accompanying consolidated balance sheet of Red Rock Pictures Holdings Inc., a development stage company, as of 31 August 2006 and the related statements of loss, stockholders' deficit and cash flows for the period from 18 August 2006 (date of inception) to 31 August 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Red Rock Pictures Holdings Inc., a development stage company, as of 31 August 2006 and the related statements of loss, stockholders' deficit and cash flows for the period from 18 August 2006 (date of inception) to 31 August 2006 in accordance with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2, the Company has not established a source of revenue and has suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  “Walker & Company Chartered Accountants Professional Corporation”

  Markham, Canada
  14 December 2006

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)
  CONSOLIDATED BALANCE SHEET
  AS AT 31 AUGUST

Note

  ASSETS
Current Assets
Cash		$ 1,085
Notes receivable	4	820

Total Current Assets		1,905

Total Assets		$ 1,905

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities		$ 19,635
Advances from shareholder	5	4,031

Total Current Liabilities		23,666

Total Liabilities		23,666
Commitments	6

  Stockholders' Deficit
Capital stock	7	60,350
Deficit accumulated during the development stage		(82,111)

Total Stockholders' Deficit		(21,761)

Total Liabilities and Stockholders' Deficit		$ 1,905

  The accompanying notes are an integral part of these financial statements.

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)
  CONSOLIDATED STATEMENT OF LOSS
  FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2006

EXPENSES
Professional fees	$ 15,008
Office and general	602

TOTAL OPERATING EXPENSES	15,610

NET LOSS	$ (15,610)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	60,350,000

  The accompanying notes are an integral part of these financial statements.

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
  FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2006

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Issuance of common stock at inception	2,080,000	$ 2,080	$ -	$ -	$ -	$ 2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270	-	-	(66,501)	(8,231)
Net loss	-	-	-	-	(15,610)	(15,610)

Balance, 31 August 2006	60,350,000	$ 60,350	$ -	$ -	$ (82,111)	$ (21,761)

  The accompanying notes are an integral part of these financial statements.

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)
  CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,610)
Changes in operating assets and liabilities:
Notes receivable	(820)
Prepaid expenses	900
Accounts payable and accrued liabilities	14,535

CASH USED IN OPERATING ACTIVITIES	(995)

CASH FLOWS USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,080

NET INCREASE IN CASH	1,085

CASH, END OF PERIOD	$ 1,085

  The accompanying notes are an integral part of these financial statements.

  RED ROCK PICTURES HOLDINGS INC.
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2006

  1.       ORGANIZATION AND NATURE OF BUSINESS

  Nature of Business

  Red Rock Pictures, Inc. was incorporated on 18 August 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. (the "Company") on 31 August 2006.  The Company is a development stage company that plans to engage in the business of developing, financing, producing and licensing feature‑length motion pictures worldwide.

  Organization

  In August 2006, Red Rock Pictures, Inc. consummated a Share Exchange Agreement, whereby 100% of its shares were acquired by Maneki Mining Inc. ("Maneki"), a Nevada corporation, in exchange for 1,800,000 shares of Maneki.  As a result of the transaction, the former shareholders of the Red Rock Pictures, Inc. received approximately 51% ownership of Maneki.  The merger was therefore accounted for as a recapitalization of the Red Rock Pictures, Inc. into a shell company.  Accordingly, the issuance of shares will be recorded by eliminating Maneki's assets, share capital and earnings.

  The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since 18 August 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc., the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement,were consummated on 31 August 2006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.

  On 31 October 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

  2.       GOING CONCERN

  The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company.

  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

  3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

  Organization and Start up Costs

  Costs of start up activities, including organization costs, are expensed as incurred.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

  Development Stage Company

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.  The Company has devoted substantially all of its efforts to business planning and development.

  Income Taxes

  The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

  Fair Value of Financial Instruments

  The carrying value of the Company's advances and accounts payable approximates fair value because of the short‑term maturity of these instruments.

  Comprehensive Income

  The Company adopted SFAS No. 130, Reporting Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity and consists of net gains (losses) and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87.  SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

  3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Earnings or Loss Per Share

  The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

  There were no dilutive financial instruments for the period ended 31 August 2006.

  Valuation of Long-Lived Assets

  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

  Recent Accounting Pronouncements

  In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.  This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares.  The Company adopted SFAS No. 150 during the period ended 31 August 2006.  The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  The Company adopted this pronouncement and does not expect the adoption to have a material impact on the financial condition or results of operations for current or future periods.

  3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent Accounting Pronouncements (Continued)

  In December 2004, the FASB issued SFAS 123(R), Share-Based Payment.  SFAS 123(R) amends SFAS 123 and APB No. 25.  SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after 15 December 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after 15 June 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after 15 December 2005.  Management does not expect the adoption of this new standard to have a significant impact on the results of operations or financial position.

  In December 2004, the FASB issued SFAS 153, Exchanges of Non Monetary Assets, an amendment to Opinion No. 29, Accounting for Non Monetary Transactions.  Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for non monetary asset exchanges occurring in periods beginning after 15 June 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 153 to have a significant impact on the Company’s financial statements.

  In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143.  FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.   Management does not expect the adoption of this new standard to have a significant impact on the results of operations or financial position.

  In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless impracticable.  SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after 15 December 2005.  Management does not expect that the adoption of SFAS 154 will have a significant impact on the financial condition or results of operations.

  4.       NOTES RECEIVABLE

  The notes are receivable from certain founders of the Company in consideration for 800,000 common stock issued at $0.001 as described in note 5.  The notes bear interest at 6.75% per annum and are due on demand.

  5.       ADVANCES FROM SHAREHOLDER

  The advances from a shareholder, to fund operating expenses, are non‑interest bearing, unsecured and are due on demand.

  6.       COMMITMENTS

  In September 2006, the Company entered into a premises lease for a period of two years, commencing on 6 September 2006 and terminating on 6 September 2008.  The annual lease payment is $24,000.

  7.       CAPITAL STOCK

Authorized
75000000	common stock, $0.001 par value
5,000,000	preferred stock, $0.001 par value

Issued
60,350,000	Common stock	$ 60,350

  On 18 August 2006, 2,080,000 common stock were issued to the founders of the Company for $0.001.

  On 31 August 2006, the Company issued 1,800,000 common stock in exchange for all of the issued and outstanding shares of Red Rock Pictures, Inc.

  On 31 August 2006, the Company cancelled 1,500,000 of its common stock at par value.

  On 31 August 2006, the Company effectuated a 17 for 1 forward stock split of its common stock.

  8.       SUPPLEMENTAL CASH FLOW INFORMATION

  During the period ended 31 August 2006, there was no interest or taxes paid by the Company.

  9.       INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109.  SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

  Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

  As at 31 August 2006, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

  10.      SUBSEQUENT EVENTS

  On 27 October 2006, the Company issued 120,000 of common stock for net proceeds of $300,000.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On September 15, 2006, we dismissed Williams & Webster, P.S. as our independent accountant going forward.  The decision to change accountants was approved by our Board of Directors.  The reports of Williams and Webster, P.S. on our financial statements for the years ended March 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

  During the past two fiscal years ended March 31, 2006 and 2005 and subsequent interim periods preceding Williams & Webster’s dismissal, there were no disagreements with Williams & Webster on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Williams & Webster, would have caused them to make reference to the subject matter of such disagreements in connection with their reports; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-B.

  As a result of the Merger, we retained Walker & Company Chartered Accountants, as our independent auditor effective September 15, 2006 to audit and review our financial statements going forward. Walker & Company is located at 90C Centurian Drive, Suite 7, Markham, ON L3R 8C5.  Prior to such date, the Company, did not consult with Walker & Company regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered Walker & Company or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

  ITEM 8A. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures

  Robert Levy, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

  Changes in internal controls

  We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Our directors and officers, as of December 14, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Robert Levy	53	President, CEO, CFO, and Director

  Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

  Robert L. Levy became our President and CEO on September 13, 2006.  Mr. Levy has written and/or produced motion pictures for over 20 years and is a principal partner in Tapestry Films.  Levy recently produced the following films:

  Wedding Crashers, starring Vince Vaughn, Owen Wilson, Rachel McAdams and Christopher Walken;
  Underclassman, starring Nick Cannon;
  Serendipity starring John Cusack and Kate Beckinsale;
  The Wedding Planner with Jennifer Lopez and Matthew McConaughey;
  Van Wilder starring Ryan Reynolds;
  Van Wilder 2: The Rise of Taj, starring Kal Penn;
  She's All That with Freddie Prinze Jr. and Rachael Leigh Cook;
  Employee of the Month, starring Dane Cook, Jessica Simpson and Dax Shepard.

  His additional producing credits include Pay It Forward, Point Break, Jane Austin's Mafia!, The Last Time I Committed Suicide, Enemy of My Enemy, Denial, Full Eclipse, Warlock - The Armageddon and A Killing Time. Mr. Levy has also executive produced such films as Swing, Black & White, Payback, The Chain, The Granny and Dark Tide.  He also executive produced and wrote the story for the Burt Reynolds classic Smokey and the Bandit.   Levy has also directed and produced A Kid in Aladdin's Court, the sequel to Tapestry's A Kid in King Arthur's Court.

  Levy graduated from the University of California at Los Angeles and received a producing fellowship from the American Film Institute.

  CERTAIN LEGAL PROCEEDINGS

  No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  We have not filed a Form 5 for the year ending August 31, 2006.

  ITEM 10. EXECUTIVE COMPENSATION

  The following executives of the Company received compensation in the amounts set forth in the chart below for the period ended August 31, 2006. All compensation listed is in US dollars.  No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

  SUMMARY COMPENSATION TABLE

		Annual				Long-Term Compensation
		Compensation				Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options /SARs ($)	LTIP Payouts ($)	All Other Compen- sation ($)
Robert Levy, Chief Executive Officer	2006	0	0	0	0	0	0	0

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information regarding the number of shares of Common Stock beneficially owned on December 14, 2006, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Robert Levy 3550 Wilshire Blvd. Suite 840 Los Angeles, CA 90010	1,472,081	2.43%
National Lampoon, Inc. 8228 Sunset Blvd. 3rd Floor Los Angeles, CA 90046	11,769,236	19.46%
All directors and executive officers as a group (1 in number)	86,539	2.43%
  (1) The person listed is an officer and/or director of the Company.
  (2) Based on 60,470,000 shares of common stock issued and outstanding as of December 14, 2006.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:

  31.1     OFFICER’S CERTIFICATE CERTIFICATION PURSUANT TO SECTION 302
              OF THE SARBANES-OXLEY ACT OF 2002

  32.1     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

  Form 8k filed September 15, 2006 based on the change in control.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Audit Fees

  For the Company’s fiscal year ended August 31, 2006 we were billed approximately $6,800 for professional services rendered for the audit of our financial statements. For the Company’s fiscal year ended March 31, 2006 we were billed $13,991for professional services rendered for the audit and review of our financial statements during this period. We also were billed approximately $3,630 for the review of our financial statements for the period ended June 30, 2006.

  Tax Fees

  For the Company’s fiscal year ended August 31, 2006 and 2005, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

  All Other Fees

  The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2006 and 2005.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS INC.

By:	/s/ Robert Levy
Robert Levy
President, Secretary and Director

  Dated: December 14, 2006

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert Levy	President, Secretary and Director	December 14, 2006
Robert Levy