Form 10QSB
period 2006-11-30
RED ROCK PICTURES HOLDINGS, INC
filed 2007-01-23
CIK 1329957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2006.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 333-108690

RED ROCK PICTURES HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8228 Sunset Boulevard, 3rd Floor, Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

(301) 474-1219
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [  ]    No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2007: 61,910,000 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Control and Procedures	15

PART II-- OTHER INFORMATION
Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 3006 are not necessarily indicative of results that may be expected for the year ending August 31, 2007.

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT 30 NOVEMBER

	November 30,	August 31,
	2006	2006

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$10,707	$1,085
Notes receivable	693	820
Prepaid expenses	2,137	-

Total Current Assets	13,537	1,905

Production advances and accrued interest	1,011,642	-

Total Assets	$1,025,179	$1,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$37,894	$19,635
Advances from related party	753,235	4,031

Total Current Liabilities	791,129	23,666

Stockholders' Equity:
Capital stock	60,470	60,350
Additional paid in capital	299,845	-
Deficit Accumulated during the development stage	(126,265)	(82,111)

Total Stockholders' Equity (Deficit)	234,050	(21,761)

Total Liabilities and Stockholders’ Equity	$1,025,179	$1,905

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND FROM AUGUST 18, 2006
(DATE OF INCEPTION) TO AUGUST 31, 2006
(Unaudited)

	THREE MONTHS ENDED NOVEMBER 30, 2006	AUGUST 18, 2006 (DATE OF INCEPTION) TO AUGUST 31, 2006

Revenue:
Interest income	$1,693	-

Expenses:
Professional fees	17,013	15,008
Office and general	16,959	602
Salaries and wages	11,859	-
Financial	16	-
	45,847	15,610

Net loss	$(44,154)	$(15,610)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	60,390,000	60,350,000

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND FROM AUGUST 18, 2006
(DATE OF INCEPTION) TO AUGUST 31, 2006
(Unaudited)

	THREE MONTHS ENDED NOVEMBER 30, 2006	AUGUST 18, 2006 (DATE OF INCEPTION) TO AUGUST 31, 2006

Cash Flows from Operating Activities:
Net loss	$(44,154)	$(15,610)
Changes in operating assets and liabilities:
Notes receivable	127	(820)
Prepaid expenses	(2,137)	900
Accounts payable & accrued liabilities	18,259	14,535

Net cash used in operating activities	(27,905)	(995)

Cash Flows from Financing Activities:
Issuance of common stock	299,965	2,080
Advances from related party	749,204

	1,049,169	2,080
Cash Flows from Investing Activities:
Production advances and accrued interest	(1,011,642)	-

Net increase in cash	9,622	1,085

Cash - beginning of period	1,085	–

Cash - end of period	$10,707	$1,085

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006

1.       ORGANIZATION AND NATURE OF BUSINESS

Nature of Business

Red Rock Pictures, Inc. was incorporated on 18 August 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. (the "Company") on 31 August 2006.  The Company is a development stage company that plans to engage in the business of developing, financing, producing and licensing feature-length motion pictures worldwide

Organization

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

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since 18 August 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc., the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement, were consummated on 31 August 2006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

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

There were no dilutive financial instruments for the period ended 30 November 2006.

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

Revenue Recognition

The Company's royalty revenues are generally recognized when received or when earned under the terms of the associated royalty agreement and when the collection of such revenue is reasonably assured.  Interest revenue is recognized as earned.

Production Advances and Accrued Interest

Production advances are record at the lower of actual and recoverable amount, including accrued interest.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.  This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares.  The Company adopted SFAS No. 150 during the period ended 30 November 2006.  The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

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

4.       NOTES RECEIVABLE

The notes are receivable from certain founders of the Company in consideration for 680,000 common stock issued at $0.001.  The notes bear interest at 6.75% per annum and are due on demand.

5.       PRODUCTION ADVANCES AND ACCRUED INTEREST

The advances to the related party described in note 5, bear interest at a rate of 10% per annum, are unsecured and repayable from 100% of any and all net revenues from each picture.  Production advances amount to $1,009,962 and accrued interest totals $1,680; for a combined amount of $1,011,642.

6.       ADVANCES FROM SHAREHOLDER

The advances from a shareholder, to fund operating expenses, are non‑interest bearing, unsecured and are due on demand.

7.      RELATED PARTY TRANSACTION

The Company has provided financing for films being produced by a minority corporate shareholder.

9.       COMMITMENTS AND CONTINGENCY

In September 2006, the Company entered into a premises lease for a period of two years, commencing on 6 September 2006 and terminating on 6 September 2008.  The annual lease payment is $24,000.

In October 2006, the Company entered into an agreement to finance film production costs for the related party referred to in note 7.  The Company is committed to finance each film up to an amount of $2,000,000 per film.

10.     CAPITAL STOCK

Authorized
75,000,000	common stock, $0.001 par value
5,000,000	preferred stock, $0.001 par value

Issued
60,470,000	Common stock	$ 60,470

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

On 27 October 2006, the Company issued 120,000 private placement common shares to an investment group at an issue price of $2.50 per share.

11.     SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended 30 November 2006, there was no interest or taxes paid by the Company.

12.     INCOME TAXES

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

As at 30 November 2006, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

13.     SUBSEQUENT EVENTS

In December 2006, the Company issued 240,000 private placement common shares to investment groups at an issue price of $2.50 per share.

In December 2006, the Company adopted the 2006 Equity Incentive Plan and as such issued 1,200,000 to certain individuals as compensation for future services.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements. The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report.

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

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

We intend to immediately enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  We expect to have at least the first two completed within six months. Within the next quarter we expect to enter into agreements to fund and co-fund production on a slate of National Lampoon branded, moderately budgeted films.  As of November 30, 2006, one film was in production and the rights to another film were acquired. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  We intend to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, we may either increase funding or work with a P&A lender to provide the additional funding required.

During the fourth quarter of 2006 we have been working to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of November 30, 2006, no agreements have been made nor have any films been identified to fund or co-produce.  It is intended that distribution on these films will be controlled by National Lampoon, but will be intended for a wide theatrical release (1200+ screens).  It is our intent to release at least one National Lampoon film per year in this manner.  We will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Red Rock’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity securities and Use of Proceeds.

On October 27, 2006, the Company issued 120,000 private placement common shares to an investment group at an issue price of $2.50 per share.

In December 2006, the Company issued 240,000 private placement common shares to investment groups at an issue price of $2.50 per share.

In December 2006, the Company adopted the 2006 Equity Incentive Plan and as such issued 1,200,000 to certain individuals as compensation for future services.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: January 19, 2007	By: /s/ Robert Levy
Robert Levy
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)