Form 10QSB
period 2007-02-28
RED ROCK PICTURES HOLDINGS, INC
filed 2007-04-16
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2007

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-108690

RED ROCK PICTURES HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8228 Sunset Boulevard, 3rd Floor, Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

(323) 790-1813
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 2, 2007: 62,462,495 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB
For the Quarter Ended February 28, 2007

___________________

TABLE OF CONTENTS
___________________

RED ROCK PICTURES HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2007	August 31, 2006
	(Unaudited)	(Audited)
ASSETS
=================================================================================
CURRENT ASSETS
Cash and cash equivalents	$919,024	$1,085
Notes receivable	-	820
Prepaid expenses	2,137	-

Total Current Assets	921,161	1,905

Production advances and accrued interest	944,895	-

TOTAL ASSETS	$1,866,056	$1,905
=================================================================================

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,695	$19,635
Advances from shareholder	4,031	4,031

TOTAL LIABILITIES	30,726	23,666

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock - $.001 par value; 120,000,000 shares authorized, 62,350,000 shares outstanding	62,350	60,350
Additional paid-in capital	4,973,875	-
Deficit	(3,200,895)	(82,111)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,835,330	(21,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,866,056	$1,905
=================================================================================

_______________
See accompanying notes to these financial statements.

RED ROCK PICTURES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2007	Six Months Ended February 28, 2007	For the Period From August 18, 2006 (Date of Inception) to February 28, 2007

REVENUE
Interest income	$12,461	$14,154	$14,154

EXPENSES
Financial	257	257	257
Office and general	36,727	47,687	48,289
Professional fees	13,630	30,643	45,651
Rent	6,000	12,000	12,000
Salaries and wages	54,492	66,351	66,351
Stock issued for services to directors	2,976,000	2,976,000	2,976,000

TOTAL EXPENSES	3,087,107	3,132,938	3,148,548

NET LOSS	$(3,074,646)	$(3,118,784)	$(3,134,394)
===================================================================================

Loss per common share, basic and diluted	$(0.05)	$(0.05)
===================================================================================

Weighted average shares outstanding, basic and diluted	61,155,333	61,755,967

_______________

See accompanying notes to these financial statements.

RED ROCK PICTURES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2007	For the Period From August 18, 2006 (Date of Inception) to February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,118,784)	$(3,134,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services to directors	2,976,000	2,976,000
Changes in Assets and Liabilities:
Notes receivable	820	-
Prepaid expenses	(2,137)	(1,237)
Accounts payable and accrued liabilities	7,060	21,595

NET CASH USED IN OPERATING ACTIVITIES	(137,041)	(138,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Production advances and accrued interest	(944,895)	(944,895)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(944,895)	(944,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,999,875	2,001,955

NET CASH PROVIDED BY FINANCING ACTIVITES	1,999,875	2,001,955

NET CHANGE IN CASH & CASH EQUIVALENTS	917,939	919,024

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,085	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$919,024	$919,024
=============================================================================

_______________
See accompanying notes to these financial statements.

RED ROCK PICTURES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007

1.     ORGANIZATION AND NATURE OF BUSINESS

Nature of Business

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. (the "Company") on August 31, 2006.  The Company is a development stage company that plans to engage in the business of financing, producing and licensing feature-length motion pictures worldwide.

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

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since August 18, 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc., the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement, were consummated on August 31, 2006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.

On October 31, 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2006 is not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2006.

2.     GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations. Management anticipates the Company will attain profitable status through continued business development. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

4.     PRODUCTION ADVANCES AND ACCRUED INTEREST

The Company provides production financing to a related company that is a shareholder of and that shares certain directors and officers Red Rock Pictures Holdings Inc.  The production advances bear interest at a rate of 10% per annum, are unsecured and repayable from 100% of any and all net revenues from each picture.  The financing agreement allows for the Company to advance up to $2,000,000 per picture production.  At February 28, 2007 the Company had advanced $930,758 and has recorded $14,137 in accrued interest for a total of $944,895.  In addition to the interest on these advances, the Company is entitled to receive a net profit participation of 20% of all net profits from the distribution of the respective picture.

5.     COMMITMENTS AND CONTINGENCY

In September 2006, the Company entered into a premises lease for a period of two years, commencing on September 6, 2006 and terminating on September 6, 2008.  The annual lease payment is $24,000.

In October 2006, the Company entered into an agreement to finance two film production costs for the related party referred to in note 4.  The Company is committed to finance each film up to an amount of $2,000,000 per film.

6.     CAPITAL STOCK

During the quarter ended February 28, 2007, the Company issued 680,000 private placement common shares to investment groups at an issue price of $2.50 per share.

On December 19, 2006, the Company adopted the 2006 Equity Incentive Plan and as such issued 1,200,000 common stock to two directors as compensation for services and as incentive to take a position on the board of directors.  In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the fair value of the shares issued was used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was complete. This date was December 19, 2006 at which time the stock was valued at $2.48.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On February 14 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 9,000,000 shares of common stock with a par value of $.001 per share. The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options and Restricted Stock.

On February 19, 2007, the Company’s Board of Directors filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company’s Articles of Incorporation to increase its authorized capital to 120,000,000 shares of common stock with a par value of $0.001 per share. The amendment will become effective on April 17, 2007.

7.     STOCK OPTION AND EQUITY INCENTIVE PLAN

On February 12, 2007 the Company adopted the 2006 Equity Incentive Plan (the “Plan”), the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Red Rock Pictures Holdings Inc.  The total number of shares reserved and available for grant and issuance pursuant to the Plan is 9,000,000 Shares.  Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company.  Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements.  The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations.

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 that vest over three years and with an expiration date of seven years.

8.     SUBSEQUENT EVENTS

On April 5, 2007, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (the “Investor”). Pursuant to this Agreement, the Investor has committed to purchase up to $20,000,000 of common stock over the course of twenty-four months. The amount that we shall be entitled to request from each purchase (“Advance”) shall be up to $2,000,000.  The advance date shall be the date that the Investor receives an advance notice of a draw down by the Company. The purchase price shall be set at 97% of the market price of the common stock during the pricing period. The pricing period shall be the five consecutive trading days immediately after the advance notice date. There are advance restrictions applied on days between the advance date and the closing date with respect to that particular advance. During this time, the Company shall not be entitled to deliver another advance notice. On each Advance Date the Company shall pay to the Investor, directly out of the gross proceeds of each Advance, an amount equal to 5% of the amount of each Advance.

On April 5, 2007, the Company issued to the Investor a warrant to purchase 56,247 shares of the Company’s Common Stock at an exercise price of $2.6668 (the “Warrant”).   In addition, the Company issued to the Investor 108,745 shares of the Company’s Common Stock which are held in escrow until the earlier of (i) the effectiveness of the Registration Statement, as this term is defined in the Registration Rights Agreement or (ii) 120 days from the date hereof (collectively referred to as the “Calculation Date”).  In the event that such calculation will result in the issuance of a greater number of shares of the Company’s Common Stock than the Investor’s Shares, the Company shall issue to the Investor the Investor’s Shares and an additional number of shares of the Company’s Common Stock equal to the difference between the number of Investor’s Shares and Two Hundred Ninety Thousand Dollars ($290,000) divided by the volume weighted average price (“VWAP”) of the Company’s Common Stock, as quoted by Bloomberg, LP, on the Calculation Date.  In the event that Two Hundred Ninety Thousand Dollars ($290,000) divided by the VWAP of the Company’s Common Stock, as quoted by Bloomberg, LP, on the Calculation Date equals shares of the Company’s Common Stock in an amount less than the Investor’s shares held in escrow, then the escrow agent shall return such Investor’s Shares to the Company’s transfer agent and request that they issue directly to the Investor, within 5 business days of the Calculation Date, the reduced Investor’s shares.

The Company engaged Newbridge Securities Corporation to act as the Company’s exclusive placement agent in connection with the sale of the Company’s Common Stock to the Investor.  As compensation for these services, the Company issued a total of 3,750 shares of the Company’s common stock.

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 and expiration date of seven years.

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

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report.

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

Upon the effectiveness of the merger with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model centers around the control of entertainment properties that we may acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for its own library and development activities as well as in partnership with outside producers. We expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

We will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  We expect to have at least the first two completed within six months. Within the next quarter we expect to enter into agreements to fund and co-fund production on a slate of National Lampoon branded, moderately budgeted films.  As of February 28, 2007, one film was in production and the rights to another film were acquired. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  We intend to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, we may either increase funding or work with a P&A lender to provide the additional funding required.

During the six months ended February 28, 2007 we have entered into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of February 28 2007, two agreements have been made and identified to fund or co-produce.  The distribution on these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  It is our intent to release at least one National Lampoon film per year in this manner.  We will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

In the third quarter of 2007 we will work to build a division of the company to focus on the exploitation and financing of “horror” film genre.  Over the last few years there has been great success in low budget horror films.  We will endeavor to set up a distribution agreement through one of the major or mini-major studios.  We will also work to set up a television output deal with one or more cable network.

We will begin building and formalizing relationship with the talent community.  We intend to use our equity as incentives to build these relationships.  We intend to work with top talent to exploit and finance projects that they bring to the Company.  These are typically moderately budgeted projects which fall below the typical studio interest.

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

Results of Operations

Comparative Analysis for the Three Month Period ending February 28, 2007:

Interest income for the three months ended February 28, 2007 was $12,461 compared to $1,693 for the period from inception to November 28, 2006, representing an increase of 7,360%.   This increase was primarily attributable to the increase in interest bearing production advances.  The production advances were the primary use of proceeds for the equity raised since the Company’s inception.

Office and general expenses for the three months ended February 28, 2007 were $36,727 compared to $10,960 for the period from inception to November 28, 2006, representing an increase of 3,352%.  This increase was primarily attributable to the commencement of insurance coverage and other general office expenses.

Professional fees for the three months ending February 28, 2007 were $13,630 compared to $17,013 for the period from inception to November 28, 2006, representing a decrease of 20%.  The decrease is attributable to less legal and accounting costs associated with the development stage of the Company.

Rent for the three months ending February 28, 2007 was $6,000 which represents no change compared to $6,000 for the period from inception to November 28, 2006.

Salaries and wages for the three months ending February 28, 2007 were $54,492 compared to $11,859 for the period from inception to November 28, 2006, representing an increase of 3,595%.  The increase is attributable to an increase from three paid employees for the period from inception to November 28, 2006 compared to a total of five paid employees as of February 28, 2007.

Stock issued for services to directors were issued to two directors as compensation for their services in conjunction with board service and incentive to promote the product and services of the Company within the Entertainment community.

For the three months ending February 28, 2007, we had a net loss of $3,074,646 as compared to a net loss of $44,138 for the period from inception to November 28, 2006, representing an increase of $3,030,508 or 69,659%.  The increase is primarily attributable to the non-cash expense of stock issued for services.

During the periods ending February 28, 2007, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

On April 5, 2007, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (the “Investor”). Pursuant to this Agreement, the Investor has committed to purchase up to $20,000,000 of our common stock over the course of twenty-four (24) months. The amount that we shall be entitled to request from each purchase (“Advance”) shall be up to $2,000,000.  The advance date shall be the date that the Investor receives an advance notice of a draw down by us. The purchase price shall be set at ninety-seven percent (97%) of the market price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the advance notice date. There are advance restrictions applied on days between the advance date and the closing date with respect to that particular advance. During this time, the Company shall not be entitled to deliver another advance notice. On each Advance Date the Company shall pay to the Investor, directly out of the gross proceeds of each Advance, an amount equal to five percent (5%) of the amount of each Advance.

The Company issued to the Investor a warrant to purchase 56,247 shares of the Company’s Common Stock at an exercise price of $2.6668 (the “Warrant”).   In addition, the Company issued to the Investor 108,745 shares of the Company’s Common Stock  which are held in escrow until the earlier of (i) the effectiveness of the Registration Statement, as this term is defined in the Registration Rights Agreement or (ii) one hundred twenty (120) days from the date hereof (collectively referred to as the “Calculation Date”).  In the event that such calculation will result in the issuance of a greater number of shares of the Company’s Common Stock than the Investor’s Shares, the Company shall issue to the Investor the Investor’s Shares and an additional number of shares of the Company’s Common Stock equal to the difference between the number of Investor’s Shares and Two Hundred Ninety Thousand Dollars ($290,000) divided by the VWAP of the Company’s Common Stock, as quoted by Bloomberg, LP, on the Calculation Date.  In the event that Two Hundred Ninety Thousand Dollars ($290,000) divided by the VWAP of the Company’s Common Stock, as quoted by Bloomberg, LP, on the Calculation Date equals shares of the Company’s Common Stock in an amount less than the Investor’s shares held in escrow , then the escrow agent shall return such Investor’s Shares to the Company’s transfer agent and request that they issue directly to the Investor, within five (5) business days  of the Calculation Date, the reduced Investor’s shares.

The Company engaged Newbridge Securities Corporation to act as the Company’s exclusive placement agent in connection with the sale of the Company’s Common Stock to the Investor.  As compensation for these services, the Company issued a total of 3,750 shares of the Company’s common stock.

We are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the shares of the common stock underlying the Standby Equity Distribution Agreement, the investors shares, the placement agent shares and the shares underlying the warrant within 30 days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing date. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the advances.

The Company will use the proceeds for working capital and to finance film productions of other companies.  We cannot predict the total amount of proceeds to be raised in this transaction because we have not determined the total amount of the advances we intend to draw. All fees and expenses under the Standby Equity Distribution Agreement will be borne by the Company.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity securities and Use of Proceeds.

During the quarter ended February 28, 2007, the Company issued 680,000 private placement common shares to investment groups at an issue price of $2.50 per share.

On February 14 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 9,000,000 shares of common stock with a par value of $.001 per share. The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options and Restricted Stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On February 19, 2007, the Company’s Board of Directors filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company’s Articles of Incorporation to increase its authorized capital to 120,000,000 shares of common stock with a par value of $0.001 per share. The amendment will become effective on April 17, 2007.

Item 5. Other Information.

None

Item 6. Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 13, 2007	By: /s/ Robert Levy
Robert Levy
President, Chief Executive Officer and Director

Date: April 13, 2007	By: /s/ David Kane
David Kane
Chief Financial Officer (Principal Accounting Officer)