Form 10QSB
period 2007-05-31
RED ROCK PICTURES HOLDINGS, INC
filed 2007-07-16
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2007

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  No 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 3, 2007: 62,842,495 shares of common stock.

 RED ROCK PICTURES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB

For the Quarter Ended May 31, 2007

___________________

TABLE OF CONTENTS
___________________

RED ROCK PICTURES HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	May 31, 2007	August 31, 2006
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$2,357	$1,085
Notes receivable	-	820
Prepaid expenses	2,137	-

Total Current Assets	4,494	1,905

Production advances and accrued interest	1,794,885	-

TOTAL ASSETS	$1,799,379	$1,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,121	$19,635
Advances from shareholder	16,031	4,031

TOTAL LIABILITIES	68,152	23,666

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock - $.001 par value; 120,000,000 shares authorized, 62,462,495 shares outstanding	62,462	60,350
Additional paid-in capital	5,078,569	-
Deficit accumulated during the development stage	(3,409,804)	(82,111)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,731,227	(21,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,379	$1,905

_______________
See accompanying notes to these financial statements.

RED ROCK PICTURES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Three Months Ended May 31, 2007	Nine Months Ended May 31, 2007	For the Period From August 18, 2006 (Date of Inception) to May 31, 2007

REVENUE
Interest income	$42,990	$57,144	$57,144

EXPENSES
Financial	-	257	257
Office and general	15,832	63,519	64,121
Professional fees	28,485	59,128	74,136
Rent	6,000	18,000	18,000
Salaries and wages	59,775	126,126	126,126
Stock based compensation	141,806	3,117,806	3,117,806

TOTAL EXPENSES	251,898	3,384,836	3,400,446

NET LOSS	$(208,908)	$(3,327,692)	$(3,343,302)

Loss per common share, basic and diluted	$(0.00)	$(0.05)

Weighted average shares outstanding, basic and diluted	61,199,353	61,412,020

_______________
See accompanying notes to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Nine Months Ended May 31, 2007	For the Period From August 18, 2006 (Date of Inception) to May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,327,692)	$(3,343,302)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	3,117,806	3,117,806
Changes in Assets and Liabilities:
Notes receivable	820	820
Prepaid expenses	(2,137)	(2,137)
Accounts payable and accrued liabilities	32,485	47,100

NET CASH USED IN OPERATING ACTIVITIES	(178,718)	(179,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Production advances and accrued interest	(1,794,885)	(1,794,885)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(1,794,885)	(1,794,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances shareholder	12,000	16,031
Financing fees	(37,000)	(37,000)
Issuance of common stock	1,999,875	2,001,955

NET CASH PROVIDED BY FINANCING ACTIVITES	1,974,875	1,964,955

NET CHANGE IN CASH & CASH EQUIVALENTS	1,272	2,357

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,085	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,357	$2,357

_______________
See accompanying notes to these financial statements.

RED ROCK PICTURES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007

(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2006.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FSP 00-19-2 and the effect on the financial statement is disclosed in note 5.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

4.     PRODUCTION ADVANCES AND ACCRUED INTEREST

The Company provides production financing to a related company that is a shareholder and that shares certain directors and officers of Red Rock Pictures Holdings Inc.  The production advances bear interest at a rate of 10% per annum, are unsecured and repayable from 100% of any and all net revenues from each picture.  The financing agreement allows for the Company to advance up to $2,000,000 per picture production.  At May 31, 2007 the Company had advanced $1,737,758 and has recorded $57,127 in accrued interest for a total of $1,794,885.  In addition to the interest on these advances, the Company is entitled to receive a net profit participation of twenty five percent (25%) of all net profits from the distribution of the respective picture.

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

6.     CAPITAL STOCK

On December 19, 2006, the Company adopted the 2006 Equity Incentive Plan and as such issued 1,200,000 shares of common stock to people as compensation for services and as incentive to take a position on the board of directors.  In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the fair value of the shares issued was used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was complete. This date was December 19, 2006 at which time the stock was valued at $2.48.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On February 19, 2007, the Company’s Board of Directors filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company’s Articles of Incorporation to increase its authorized capital to 120,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on April 17, 2007.

During the three months ended May 31, 2007, the Company issued 112,495 common shares to investment groups for services, including 3,750 shares issued to Newbridge Securities Corporation for acting as the Company’s exclusive placement agent in connection with the sale of the Company’s common stock to Cornell and 108,475 shares to Cornell, pursuant with Standby Equity Distribution Agreement with Cornell.  These shares were valued at their fair market value on the date of issue and have been recorded as a reduction of equity as the services relate to raising capital.

7.     STOCK OPTION AND EQUITY INCENTIVE PLAN

On February 12, 2007 the Company adopted the 2006 Equity Incentive Plan (the “Plan”), the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Red Rock Pictures Holdings Inc.  The total number of shares reserved and available for grant and issuance pursuant to the Plan is 9,000,000 Shares.  Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company.  Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

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

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 that vest over three years and with an expiration date of seven years. These options were valued at a price of $0.85 per share or $2,041,608 amortized over the vesting period of three years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $2.56; stock price on the date of grant $2.57; calculated volatility amounted to 27%; calculated average term of maturity of 5 years; an estimated risk free rate of 4.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of three years, commencing on the grant date of March 14, 2007.

8.     AGREEMENTS

On April 5, 2007, the Company entered into a Standby Equity Distribution Agreement (“Agreement”) with Cornell Capital Partners, LP (“Cornell”). Pursuant to this Agreement, Cornell has committed to purchase up to $20,000,000 of common stock over the course of twenty-four months. The amount that the Company shall be entitled to request from each purchase (the “Advance”) shall be up to $2,000,000.  The Advance date shall be the date that Cornell receives an advance notice of a draw down by the Company. The purchase price shall be set at 97% of the market price of the common stock during the pricing period. The pricing period shall be the five consecutive trading days immediately after the Advance notice date. There are advance restrictions applied on days between the Advance date and the closing date with respect to that particular advance. During this time, the Company shall not be entitled to deliver another advance notice. On each Advance date the Company shall pay to the Cornell, directly out of the gross proceeds of each Advance, an amount equal to 5% of the amount of each Advance.

On April 5, 2007, the Company issued to Cornell a warrant to purchase 56,247 shares of the Company’s common stock at an exercise price of $2.6668 (the “Warrant”).   In addition, the Company issued to Cornell 108,745 shares of the Company’s common stock which are held in escrow until the earlier of (i) the effectiveness of the registration statement, as this term is defined in the registration rights agreement or (ii) 120 days from the date hereof (collectively referred to as the “Calculation Date”).  In the event that such calculation will result in the issuance of a greater number of shares of the Company’s common stock than Cornell’s shares, the Company shall issue to Cornell, Cornell’s shares and an additional number of shares of the Company’s common stock equal to the difference between the number of Cornell’s shares and Two Hundred Ninety Thousand Dollars ($290,000) divided by the volume weighted average price (“VWAP”) of the Company’s common stock, as quoted by Bloomberg, LP, on the Calculation Date.  In the event that Two Hundred Ninety Thousand Dollars ($290,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the Calculation Date equals shares of the Company’s common stock in an amount less than the Cornell’s shares held in escrow, then the escrow agent shall return such Cornell’s shares to the Company’s transfer agent and request that they issue directly to the Cornell, within five business days of the Calculation Date, the reduced Cornell’s shares. Management does not plan to draw down any equity against this agreement at this time.

The Company engaged Newbridge Securities Corporation to act as the Company’s exclusive placement agent in connection with the sale of the Company’s common stock to the Cornell.  As compensation for these services, the Company issued a total of 3,750 shares of the Company’s common stock.

On July 10, 2007, the Company entered into an Equity Distribution Agreement with International Funding Group, LLC (“IFG”) with terms similar to the agreement entered with Cornell with the following exceptions:

•	The total commitment with IFG is $25,000,000 versus $20,000,000 with Cornell.
•	The Company will pay to IFG, directly out of the gross proceeds of each advance, an amount equal to three percent (3%) of the amount of each advance versus five percent (5%) to Cornell.
•
The Company issued 100,000 shares of its common stock to IFG versus 108,745 shares of the Company’s common stock to Cornell.  The shares of the Company’s common stock and warrants to Cornell are still payable despite management’s intent not to draw down on the available funds.

9.     SUBSEQUENT EVENTS

On June 8, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loan is secured by the film.  The loans bear six percent (6%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by Red Rock Pictures Holdings Inc. as described in note 4.

In addition, the Company issued to Williams-Laikin 520,833 shares of the company’s common stock which represents the number of shares computed by dividing $1,000,000 by $1.92 (the computed lowest VWAP for the five days prior to the execution of the Williams-Laikin loans). In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date.

On June 21, 2007, the Company granted 360,000 shares of its common stock to an employee for services rendered pursuant to the 2006 Equity Incentive Plan. The shares were issued for consulting services for mergers and acquisition and have been valued at the fair market value of the stock on the date of issue.

On July 6, 2007, the Company entered an Equity Distribution Agreement with International Funding Group, LLC (“IFG”) with terms similar to the agreement entered with Cornell with the following exceptions:

•	The total commitment with IFG is $25,000,000 versus $20,000,000 with Cornell.
•	The Company will pay to IFG, directly out of the gross proceeds of each advance, an amount equal to three percent (3%) of the amount of each advance versus five percent (5%) to Cornell.
•
The Company issued 100,000 shares of its common stock to IFG versus 108,745 shares of the Company’s common stock to Cornell.  The shares of the Company’s common stock and warrants to Cornell are still payable despite the termination.

Item 2. Management’s Discussion or Plan of Operation

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

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

We will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  We expect to have at least the first two completed within six months. Within the quarter ended May 31, 2007 we entered into agreements to fund and co-fund production on two National Lampoon branded, moderately budgeted films.  As of May 31, 2007, one film was in post production and another film was in production. The advances on films in post production are expected to be repaid in fiscal 2008 and revenues from the profit sharing arrangement is expected to begin in 2008. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  We intend to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, we may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.  For funds advanced for P&A, the terms include a twenty percent (20%) return premium and a profit participation of up to ten percent (10%) of net profits in the motion pictures.

We intend to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of May 31, 2007, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into to release on National Lampoon film per year in this manner.  The distribution on these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  We will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

In the fourth quarter of 2007 we will work to build a division of the company to focus on the “horror” film genre.  Over the last few years there has been great success in producing low budget horror films.  We will endeavor to set up a distribution agreement through one of the major or mini-major studios.  We will also work to set up a television output deal with one or more cable network.

We will begin building and formalizing relationship with the talent community.  We intend to use our equity as incentives to build these relationships.  We intend to work with top talent to fund and produce projects that they bring to the Company.  These are typically moderately budgeted projects which fall below the typical studio interest.

Another area that we will pursue as part of our plan is the acquisition of existing film properties and film and media related businesses.  We will work to build a library of films to leverage across all distribution platforms.  We feel that as distribution platforms continue to expand, there are opportunities to exploit content and generate revenue in a number of ways.  On May 15, 2007, we entered into an agreement with The Shemano Group to act as a merger and acquisition consultant on a non-exclusive basis.  Their compensation is determined as a percentage of the purchase price of the acquisition.

We will also hire and train a limited amount of additional staff, including management, marketing, and administrative personnel. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. We believe that the hiring of employees will be an ongoing process during the Company’s existence.

Results of Operations

Comparative Analysis for the Three Month Period ending May 31, 2007:

Interest income for the three months ended May 31, 2007 was $42,990 (Three months ended February 28, 2007 - $12,461).  This income was recognized as accrued interest from production advances.  The production advances were the primary use of proceeds for the equity raised since the Company’s inception. Increase from second quarter due to increased production advances during the third quarter.

Office and general expenses for the three months ended May 31, 2007 were $15,832 (Three months ended February 28, 2007 - $36,727).  These expenses were primarily attributable to the payment for insurance coverage and other general office expenses. Reduction from second quarter due to lower printing and reproduction costs in the third quarter.

Professional fees for the three months ending May 31, 2007 were $28,485 (Three months ended February 28, 2007 - $13,630).    These fees are attributable to legal, accounting and auditing services.

Rent for the three months ending May 31, 2007 was $6,000 (Three months ended February 28, 2007 - $6,000).

Salaries and wages for the three months ending May 31, 2007 were $59,775 (Three months ended February 28, 2007 - $54,492)..

Stock based compensation expenses for the three months ending May 31, 2007 were $456,792, including $314,986 for fees and services rendered for investment banking and placement agents and $141,806 for stock option issued in March 2007.

For the three months ending May 31, 2007, we had a net loss of $(523,894) [Three months ended February 28, 2007 – $(3,074,646)].  The net loss is primarily attributable to expenses partially offset by interest income. Reduction in net loss compared to the second quarter primarily due to stock compensation issued in the second quarter of $2,976,000.

During the period ending May 31, 2007, we had no provision for income taxes due to the net operating losses incurred.

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

We are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the Investors shares, the Placement agent shares and the shares underlying the warrant within 30 days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing date. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the advances.

The Company will use the proceeds for working capital and to finance film productions of other companies.  We cannot predict the total amount of proceeds to be raised in this transaction because we have not determined the total amount of the advances we intend to draw. All fees and expenses under the Standby Equity Distribution Agreement will be borne by the Company.

On June 8, 2007, the Company entered into loan agreements (the “WL Loans”) with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The use of proceeds these loans are to fund the Company’s obligation to fund a National Lampoon motion picture.  The loan is secured by the film.  The loans bear six percent (6%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, WL Loans are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by Red Rock Pictures Holdings Inc. as described in note 4.

In addition, the Company issued to Williams-Laikin 520,833 shares of the company’s common stock which represents the number of shares computed by dividing $1,000,000 by $1.92 (the computed lowest VWAP for the five days prior to the execution of the WL Loans). In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the WL Loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date.

On July 10, 2007, , the Company decided to not pursue filing a registration statement pursuant covering the shares of the common stock underlying the Standby Equity Distribution Agreement with the investor.

On July 6, 2007, the Company entered an Equity Distribution Agreement with International Funding Group, LLC (“IFG”) with terms similar to the agreement entered with the Investor with the following exceptions:

•	The total commitment with IFG is $25,000,000 versus $20,000,000 with the Investor.
•	The Company will pay to IFG, directly out of the gross proceeds of each Advance, an amount equal to three percent (3%) of the amount of each advance versus five percent (5%) to the Investor.
•
The Company issued 100,000 shares of its common stock to IFG versus 108,745 shares of the Company’s common stock to the Investor.  The shares of the Company’s common stock and warrants to the Investor are still payable despite the termination.

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

Item 2. Unregistered Sales of Equity securities and Use of Proceeds.

On April 3, 2007 the Company issued 108,745 shares to Cornell Capital Partners in pursuant to the Standby Equity Distribution Agreement.

On April 3, 2007, the Company issued 3,750 shares to Newbridge Securities Corporation for services rendered as our exclusive placement agent in connection with the sale of our common stock to Cornell Capital Partners.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Reports on Form 8-K and Form 8K-A

•
8k filed April 5, 2007 for Entry into a Material Definitive Agreement, disclosing the signing of the Standby Equity Distribution Agreement between Red Rock Picture Holdings, Inc. and Cornell Capital Partners on April 5, 2007

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Robert Levy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Kane pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert Levy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Kane pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: July 16, 2007	By: /s/ Robert Levy
Robert Levy
President, Chief Executive Officer and Director

Date: July 16, 2007	By: /s/ David Kane
David Kane
Chief Financial Officer (Principal Accounting Officer)