Form 10KSB
period 2007-08-31
RED ROCK PICTURES HOLDINGS, INC
filed 2007-12-19
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
August 31, 2007
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
Yes☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended August 31, 2007: $139,154

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 19, 2007,$6,776,107:

Number of shares of the registrant’s common stock outstanding as of November 19, 2007 is: 64,534,361

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

Revenue Sources

We currently have revenues from interest income earned on production advances.  We expect to derive additional revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.  We expect to receive revenue from all of the following sources on a project-by-project basis:

·	Producer and production fees for our services in the creation and production of motion pictures, television and other media;

•	Royalties and participations in the future earnings of the properties that we develop, produce and/or finance;

•	Interest and fees associated with our financing activities;

•	Royalty payments from merchandising of consumer products bearing the logos, brands, and other forms of intellectual property from our company’s films, television programs and archives; and

•	Royalties and license payments from exploitation of soundtrack and music publishing rights for music from our company’s films, television programs and archives.

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

Theatrical revenues are divided between the distributor and the theater owners (exhibitors). The division of theatrical proceeds is usually determined through negotiation between the exhibitors and distributors. However, sometimes a bidding processoccurs in which theaters compete against each other for a particular movie with the film going to the theater that offers the most favorable terms to the distributor. “Film rentals” are the portion of a film’s theatrical revenues remitted to a distributor. As a general rule of thumb, a distributor receives 50% of a film’s gross theatrical revenues. However, the actual division of box-office proceeds is based upon a formula in which the distributor gets a disproportionate share of the box-office in the early release of a film. Therefore, theater exhibitors prefer long-running successful films, as opposed to films that have big opening weekends and subsequently have substantial drop-offs.

Whether a film has been financed by a studio or has been acquired from an outside financing source for distribution, the studio receives a distribution fee. A distribution fee is a percentage charge on incoming film rentals from theaters, video revenues, pay television, etc. The fee is simply a service charge designed solely to support the existence of the distribution organization; it does notapply toward the recovery of any expenses related to releasing the film (such as prints and advertising). Deductions for direct costs of marketing a film are made after the imposition of the fee. The amount of the distribution fee can vary substantially depending upon many factors. The most important factor in determining the amount of the fee is whether the film has been financed internally or externally.

Home Video – Video Cassette and DVD

As the market has matured, video revenues have become the most significant source of income for producers and distributors. Furthermore, home video provides the most consistent source of revenue of all of the various windows of exhibition including theatrical.  We currently do not operate ourown internal Home Entertainment distribution business, but, rather, we intend to partner with the major studios and others to ensure that ourproductions are sold into the marketplace.

Pay-Per-Viewand Video on Demand

Pay-per-view refers to films shown on television which subscribers can order through their local cable operator. Additionally, with the rise of technology and other digital distribution platforms, Pay-Per-View can also occur via Satellite, and via Internet delivery. Our projects will besold into the Pay-Per-View and Video on Demand markets either directly or as part of a larger distribution agreement with a studio or other entity.

Pay Cable

Pay cable refers to individual cable stations that have a monthly subscription fee, such as HBO, Showtime, The Movie Channel, Cinemax, Starz and Encore. Pay cable programming is comprised primarily of three facets:

•	Movies licensed from the studios and independent distributors.

•	Pay cable premiere movies that are shown for the first time on the pay cable service. These movies are both financed and produced by the cable network itself or licensed from independent producers.

•	Special events, such as sporting events and concerts.

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

In the United States, broadcast network rights are granted to ABC, CBS, NBC, FOX, UPN, WB or other entities formed to distribute programming to a large group of stations. The commercial television networks license motion pictures for a limited number of exhibitions during a period that usually commences two to three years after a film’s initial theatrical release. Ourproperties will be sold into the Network Television marketplace either directly or as part of a larger distribution agreement with a studio or other entity

Television Syndication

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

A distributor may earn revenues from other ancillary sources, unless the necessary exploitation rights in the underlying literary property have been retained by writers, talent, composers or other third parties (i.e. soundtrack and music publishing rights). Ourproperties will be sold into other Ancillary Markets either directly or as part of a larger distribution agreement with a studio or other entity.

Foreign Distribution & Exhibition

All of the major American distributors (i.e. Warner Brothers, Universal, etc.) have distribution networks in the major overseas countries. However, each foreign country has its own local and independent distribution companies that not only distribute native product, but also compete against the local branch of the major studios for independently financed American films.Our properties will be sold into the foreign marketplace either directly or as part of a larger distribution agreement with a studio or other entity.

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

We believe that the principal competitive factors in our market are:

•	Quality of filmed entertainment product

•	brand recognition;

•	quality of assets;

•	Exemplary reputation and track record of our CEO

•	filmed entertainment rights industry connections;

Employees

We currently have  two full-time employees, two part-time employees and one part-time consultant.

Risks Associated with our Operations

We have a limited operating history in which to evaluate our business.

We were incorporated in Nevada in August 2006 and we have limited revenues to date and we have a limited operating history upon which an evaluation of our future success or failure can be made.  No assurances of any nature can be made to investors that the company will be profitable.

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

In connection with the acquisition of Red Rock, the Red Rock Shareholders, will hold an aggregate of 51% of our outstanding shares of common stock, and in the aggregate, has the right to cast 51% of the votes in any vote by our stockholders. Thus, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

▪	election of our board of directors;
▪	removal of any of our directors;
▪	amendment of our certificate of incorporation or bylaws; and
▪	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:

▪	Make a suitability determination prior to selling a penny stock to the purchaser;
▪	Receive the purchaser’s written consent to the transaction; and
▪	Provide certain written disclosures to the purchaser.

Risks Associated with the Entertainment, Media and Communications Industries

Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

The industryin which we compete isa rapidly evolving, highly competitive and fragmented market, whichis based on consumer preferences and requires substantial human and capital resources. Weexpect competition to intensify in the future. There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the entertainment, media and communications industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of ourcompetitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter ourmarkets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. Wemay be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing.  Wemay also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. Wecannot assure that it will have sufficient resources to make these investments or that wewill be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2007 there were approximately 24 holders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “RRPH”.
DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

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

Upon the effectiveness of the merger in fiscal 2006 with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon the same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model centers around the control of entertainment properties that we may develop, acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for our own library and development activities as well as in partnership with outside producers. We currently have interest revenues of $139,154 from production advances, and we expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

The Company will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  The Company expects to have at least the first two completed in fiscal 2008. Within the year ended August 31, 2007 the Company entered into agreements to fund and co-fund production of a slate of National Lampoon branded, moderately budgeted films.  As of August 31, 2007, one film was in post production and another film was in production. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  The Company intends to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, the Company may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.  The company has also committed to fund P&A on additional independent films which will be released in the 4thquarter of 2008. For funds advanced for P&A, the terms include a twenty percent (20%) return premium and a profit participation of up to ten percent (10%) of net profits in the motion pictures.

The Company intends to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of August 31, 2007, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into an agreement to release one National Lampoon film per year in this manner.  The distribution on these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  The Company will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

As one production has been completed during the first quarter of 2008 and the film is tentatively scheduled for a platform theatrical release at the end of February 2008, with a video release in summer 2008.  There are a number of international territories already presold along with US cable television.

In the first quarter of 2008 the Company will continue work to build a division of the company to focus on the “horror” film genre.  Over the last few years there has been great success in producing low budget horror films.  The Company will endeavor to set up a distribution agreement through one of the major or mini-major studios.  The Company will also work to set up a television output deal with one or more cable network.

The Company will begin building and formalizing relationship with the talent community.  The Company intends to use our equity as incentives to build these relationships.  The Company intends to work with top talent to fund and produce projects that they bring to the Company.  These are typically moderately budgeted projects which fall below the typical studio interest.

Another area that the Company will pursue as part of our plan is the acquisition of existing film properties and film and media related businesses.  The Company will work to build a library of films to leverage across all distribution platforms.  The Company feels that as distribution platforms continue to expand, there are opportunities to exploit content and generate revenue in a number of ways.

Their compensation is determined as a percentage of the purchase price of the acquisition.  The company has evaluated a number of strategic acquisitions and continues to do so.

The Company will also hire and train a limited amount of additional staff, including management, marketing, and administrative personnel. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. The Company believes that the hiring of employees will be an ongoing process during the Company’s existence.

Capital Resources and Liquidity

As of August 31, 2007 we had $9,936 in cash. A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash, we will not be able to meet our current expenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.  Any future cash flow requirements are available through the following Agreement entered into during the year.

On July 6, 2007, the Company entered into an Equity Distribution Agreement (“Agreement”) with IFG Opportunity Fund, LLC ("IFG"). Pursuant to this Agreement, IFG has committed to purchase up to $25,000,000 of common stock over the course of twenty-four months. The amount that the Company shall be entitled to request from each purchase (the “Advance”) shall be up to $2,000,000.  The Advance date shall be the date that IFG receives an advance notice of a draw down by the Company. The purchase price shall be set at 97% of the market price of the common stock during the pricing period. The pricing period shall be the five consecutive trading days immediately after the Advance notice date. There are advance restrictions applied on days between the Advance date and the closing date with respect to that particular advance. During this time, the Company shall not be entitled to deliver another advance notice. On each Advance date the Company shall pay to the IFG, directly out of the gross proceeds of each Advance, an amount equal to 3% of the amount of each Advance.

In April 2007 we had entered into a Standy Equity Distribution Agreement with Cornell Capital Partners, LP, which had terms similar to the agreement with IFG discussed above.  This agreement was cancelled in July 2007 when the Agreement with IFG was entered into.

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

ITEM 7. FINANCIAL STATEMENTS
Our financial statements, together with the report of auditors, are as follows:

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2007

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)
31 AUGUST 2007

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2
Consolidated Statements of Loss	3
Consolidated Statements of Stockholders' Deficit	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements	6 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Rock Pictures Holdings Inc.

We have audited the accompanying consolidated balance sheets of Red Rock Pictures Holdings Inc., a development stage company, as of 31 August 2007 and 2006 and the related statements of loss, stockholders' equity (deficit) and cash flows for the year ended 31 August 2007 and for the period from 18 August 2006 (date of inception) to 31 August 2006 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Red Rock Pictures Holdings Inc., a development stage company, as of 31 August 2007 and 2006 and the related statements of loss, stockholders' equity (deficit) and cash flows for the year ended 31 August 2007 and  the period from 18 August 2006 (date of inception) to 31 August 2006 and 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2, the Company has not established a significant source of revenue and has suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DNTW Chartered Accountants, LLP
Markham, Canada Chartered Accountants, LLP
19 November 2007  Licensed Public Accountants

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

AS AT 31 AUGUST

	Note	2007	2007

ASSETS
Current Assets
Cash		$9,936	$1,085
Prepaid expenses		2,137	-
Total Current Assets		12,073	1,085
Other Assets
Production advances and accrued interest	4	3,822,264	820
Total Assets		$3,834,337	$1,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities		$54,468	$19,635
Advances from shareholder	5	68,172	4,031
Advances from related parties	6	2,030,608	-
Total Liabilities		2,153,248	23,666
Commitments	7
Stockholders' Equity (Deficit)
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding		-	-
Common stock - $.001 par value; 120,000,000 shares authorized, 64,534,361 shares outstanding (2006 - 60,350,000)	8	64,535	60,350
Additional paid-in capital		6,641,843	-
Deficit accumulated during the development stage		(5,025,289)	(82,111)
Total Stockholders' Equity (Deficit)		1,681,089	(21,761)
Total Liabilities and Stockholders' Equity (Deficit)		$3,834,337	$1,905

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS

	For the Year Ended 31 August2007	For the Period from Inception (18 August 2006) to 31 August 2006	For the Period from Inception (18 August 2006) to 31 August 2007
REVENUE
Interest income	$139,154	$-	$139,154

EXPENSES
Stock based compensation	4,319,393	-	4,319,393
Advertising and promotion	350,000	-	350,000
Salaries and wages	178,104	-	178,104
Professional fees	91,637	15,008	106,645
Office and general	88,333	602	88,935
Financial	30,865	-	30,865
Rent	24,000	-	24,000
TOTAL OPERATING EXPENSES	5,082,332	15,610	5,097,942
NET LOSS	(4,943,178)	(15,610)	(4,958,788)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.08)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	61,880,348	60,350,000

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Issuance of common stock at inception	2,080,000	$2,080	$-	$-	$-	$2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270	-	-	(66,501)	(8,231)
Net loss	-	-	-	-	(15,610)	(15,610)
Balance, 31 August 2006	60,350,000	60,350	-	-	(82,111)	(21,761)
Common shares issued for cash, net of financing fees	800,000	800	1,647,089	-	-	1,647,889
Common shares issued for services and accounts payable	3,384,361	3,385	4,682,781	-	-	4,686,166
Stock options granted	-	-	311,973	-	-	311,973
Net loss	-	-	-	-	(4,943,178)	(4,943,178)
Balance, 31 August 2007	64,534,361	$64,535	$6,641,843	$-	$(5,025,289)	$1,681,089

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended 31 August 2007	For the Period from Inception (18 August 2006) to 31 August 2006	For the Period from Inception (18 August 2006) to 31 August 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,943,178)	$(15,610)	$(4,958,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services and accounts payable	4,686,166	-	4,686,166
Stock options granted	311,973	-	311,973
Changes in operating assets and liabilities:
Notes receivable	-	(820)	(820)
Prepaid expenses	(2,137)	900	(1,237)
Accounts payable and accrued liabilities	34,833	14,535	49,368
CASH USED IN OPERATING ACTIVITIES	87,657	(995)	86,662
CASH FLOWS FROM INVESTING ACTIVITIES
Production advances and accrued interest	(3,821,444)	-	(3,821,444)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,821,444)	-	(3,821,444)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	64,141	-	64,141
Advances from related party	2,030,608	-	2,030,608
Issuance of common stock, net of financing fees	1,647,889	2,080	1,649,969
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,742,638	2,080	3,744,718
NET INCREASE IN CASH	8,851	1,085	9,936
CASH, BEGINNING OF YEAR	1,085	-	-
CASH, END OF YEAR	$9,936	$1,085	$9,936

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

1.	ORGANIZATION AND NATURE OF BUSINESS

Nature of Business

Red Rock Pictures, Inc. was incorporated on 18 August 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. (the "Company") on 31 August 2006.  The Company is a development stage company that plans to engage in the business of developing, financing, producing and licensing feature-length motion pictures worldwide.

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

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since 18 August 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc. , the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement were consummated on 31 August 2006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.

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

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

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

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Incomethat establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity and consists of net gains (losses) and unrealized gains (losses) on available for sale marketable securities;  foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87.  SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

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

There were no dilutive financial instruments for the year ended 31 August 2007 or for the period from inception (18 August 2006) to 31 August 2006..

Valuation of Long-Lived Assets

In accordance with SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after 15 December 2006.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after 15 November 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangementswhich addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 15 December 2006 and interim periods within those fiscal years. Management has determined that both of the agreements, as described in note 10, are affected by this pronouncement.  The Company filed a registration statement for the shares issued and the shares potentially issued under these agreements, which became effective 31 August 2007.  There are no further contingent payments related to these registration arrangements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after 15 November 2007. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

4.	PRODUCTION ADVANCES AND ACCRUED INTEREST

The Company provides production financing to a corporate shareholder that shares certain directors and officers of Red Rock Pictures Holdings Inc.  The production advances bear interest at a rate of 10% per annum, are unsecured and repayable from 100% of any and all net revenues from each picture.  The financing agreement allows for the Company to advance up to $2,000,000 per picture production.  At 31 August 2007 the Company had advanced $3,583,128 and has recorded $139,154 in accrued interest for a total of $3,722,282.  In addition to the interest on these advances, the Company is entitled to receive a net profit participation of twenty five percent (25%) of all net contingent profits from the distribution of the respective picture.

5.	ADVANCES FROM SHAREHOLDER

The advances from a shareholder, to fund operating expenses, are non-interest bearing, unsecured and are due on demand.

6.	ADVANCES FROM RELATED PARTIES

On 8 June 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loan is secured by the film.  The loans bear six percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by Red Rock Pictures Holdings Inc. as described in note 4.

In addition, on 7 July 2007 the Company issued to Williams-Laikin 521,866 shares of the company’s common stock which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans). In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

7.	COMMITMENTS

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

8.	COMMON STOCK

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

On 19 February 2007, the Company adopted the 2006 Equity Incentive Plan (the "Plan"), as discussed in note 9, and as such issued 1,200,000 shares of common stock to people as compensation for services and as incentive to take a position on the board of directors.  In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the fair value of the shares issued was used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was complete. This date was 19 December 2006 at which time the stock was valued at $2.48.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On 19 February 2007, the Company’s Board of Directors filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company’s Articles of Incorporation to increase its authorized capital to 120,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on 17 April 2007.

In April 2007, the Company issued 112,495 common shares to investment groups for services, including 3,750 shares issued to Newbridge Securities Corporation for acting as the Company’s exclusive placement agent in connection with the sale of the Company’s common stock to Cornell Capital Partners, LP ("Cornell") and 108,475 shares to Cornell, pursuant with Standby Equity Distribution Agreement with Cornell.  This agreement was cancelled on 6 July 2007.  These shares were valued at their market value on the date of issue and have been recorded as a reduction of equity as the services relate to raising capital.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

8.	COMMON STOCK (Continued)

In June 2007, the Company issued 20,000 shares of its common stock pursuant to the Plan.  The shares were issued for consulting services rendered and have been valued at the market value of the common stock on the date of issue.

On 3 July 2007, the Company issued 360,000 shares of its common stock to an employee for services rendered, pursuant to the Plan.  The shares were issued for consulting services related to potential mergers and acquisitions and have been valued at the market value of the common stock on the date of issue.

On 7 July 2007 the Company issued to Williams-Laikin 521,866 shares of it’s common stock as part of loan agreements entered into as discussed in note 6 and have been valued at the market value of the common stock on the date of issue.

In August 2007, the Company issued 1,040,000 shares of its common stock pursuant to the Plan.  The shares were issued for accounts payable related to marketing services rendered and have been valued at the market value of the services provided.

In August 2007, the Company issued 60,000 shares of its common stock pursuant to the Plan.  The shares were issued for accounts payable related to legal services rendered and have been valued at the market value of the common stock on the date of issue.

In August 2007, the Company issued 50,000 shares of its common stock to an employee for services rendered pursuant to the Plan.  The shares were issued for consulting services and have been valued at the market value of the common stock on the date of issue.

In August 2007, the Company issued 20,000 shares of its common stock pursuant to the Plan.  The shares were issued for financial and accounting services rendered and have been valued at the market value of the common stock on the date of issue.

9.	STOCK OPTION AND EQUITY INCENTIVE PLAN

On 14 February 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 9,000,000 shares of common stock with a par value of $.001 per share. The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options and Restricted Stock.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

9.	STOCK OPTION AND EQUITY INCENTIVE PLAN (Continued)

On 19 February 2007 the Company adopted the 2006 Equity Incentive Plan (the “Plan”), the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Red Rock Pictures Holdings Inc.  The total number of shares reserved and available for grant and issuance pursuant to the Plan is 9,000,000 Shares.  Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company.  Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Paymentrequiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements.  The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations.

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 that vest over three years and with an expiration date of seven years. These options were valued at a price of $0.85 per share or $2,041,608 amortized over the vesting period of three years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $2.56; stock price on the date of grant $2.57; calculated volatility amounted to 27%; calculated average term of maturity of 5 years; an estimated risk free rate of 4.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of three years, commencing on the grant date of 14 March 2007.

10.	AGREEMENTS

On 6 July 2007, the Company entered into an Equity Distribution Agreement (“Agreement”) with IFG Opportunity Fund, LLC ("IFG"). Pursuant to this Agreement, IFG has committed to purchase up to $25,000,000 of common stock over the course of twenty-four months. The amount that the Company shall be entitled to request from each purchase (the “Advance”) shall be up to $2,000,000.  The Advance date shall be the date that IFG receives an advance notice of a draw down by the Company. The purchase price shall be set at 97% of the market price of the common stock during the pricing period. The pricing period shall be the five consecutive trading days immediately after the Advance notice date. There are advance restrictions applied on days between the Advance date and the closing date with respect to that particular advance. During this time, the Company shall not be entitled to deliver another advance notice. On each Advance date the Company shall pay to the IFG, directly out of the gross proceeds of each Advance, an amount equal to 3% of the amount of each Advance.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2007

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2007 and for the period from the date of inception (18 August 2006) to 31 August 2006 and 2007, there was no interest or taxes paid by the Company.

Throughout the year there were 3,384,361 shares issued valued at $4,686,166 for services rendered and settlement of accounts payable, as discussed in note 8.

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

As at 31 August 2007, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 24, 2007, Red Rock Pictures Holdings, Inc. (the “Company”) was informed by Walker & Company Chartered Accountants, Professional Corporation ("WCCA"), the independent registered public accounting firm for the Company, that WCCA would be known as DNTW Chartered Accountants, LLP (“DNTW”).

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

As a result of the Merger, we retained DNTW, as our independent auditor effective September 15, 2006 to audit and review our financial statements going forward. DNTW is located at 8953 Woodbine Avenue, Markham, Ontario L3R 0J9.  Prior to such date, the Company, did not consult with DNTW regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered DNTW or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 19, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending August 31, 2007.

III-1

ITEM 10. EXECUTIVE COMPENSATION

The following executives of the Company received compensation in the amounts set forth in the chart below for the period ended August 31, 2007. All compensation listed is in US dollars.  No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options /SARs ($)	LTIP Payouts ($)	All Other Compen-sation ($)
Robert Levy, Chief Executive Officer	2007	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on November 19, 2007, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Robert Levy 3550 Wilshire Blvd. Suite 840 Los Angeles, CA 90010	1,471,163	2.28%
National Lampoon, Inc. 8228 Sunset Blvd. 3rd Floor Los Angeles, CA 90046	11,769,236	18.24%
All directors and executive officers as a group (1 in number)	1,471,163	2.28%

(1) The person listed is an officer and/or director of the Company.
 (2) Based on 64,534,361shares of common stock issued and outstanding as of November 19, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

III-2

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Form 10-SB filed on March 14, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on March 14, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)     Reports of Form 8-K filed in fourth quarter of the fiscal year and subsequent event period:

         On October 19, 2007, the Company filed a Form 8-K  based on the auditors name change

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company for professional services rendered for the periods ended August 31, 2007 and 2006

	2007	2006
1. Audit Fees (a)	$23,881	$14,185
2. Audit Related Fees	-	-
3. Tax Fees (b)	-	-
4. All Other Fees	-	-

(a)	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

(b)	Consists primarily of fees paid for tax compliance and tax planning services.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

III-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS INC.
By:	/S/Robert Levy
Robert Levy
President, Secretary and Director

Dated: December 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert Levy	President, Secretary and Director	December 19, 2007
Robert Levy

 III-4