Form 10QSB
period 2007-11-30
RED ROCK PICTURES HOLDINGS, INC
filed 2008-01-16
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: 30 November 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-108690

RED ROCK PICTURES HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8228 Sunset Boulevard, 3rdFloor, Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

 (323) 790-1813
(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2007: 64,534,361 shares of common stock.

 RED ROCK PICTURES HOLDINGS, INC.

(A Development Stage Company)

Form 10-QSB

Three Months Ending 30 November 2007 and 2006

___________________

TABLE OF CONTENTS
___________________

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

BALANCE SHEETS

As At

	30 November 2007 (Unaudited)	31 August 2007 (Audited)
ASSETS

Current Assets
Cash	$1,350	$9,936
Receivable	275,000	-
Prepaid expenses	2,137	2,137
Advances to shareholders	23,528	-

Total Current Assets	302,015	12,073

Long Term Assets
Production advances and accrued interest	3,915,697	3,822,264

Total Assets	$4,217,712	$3,834,337

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$65,701	$54,468
Advances from shareholders	-	68,172
Convertible note payable	369,568	-
Advances from related parties	2,065,512	2,030,608

Total Liabilities	2,500,781	2,153,248

Stockholders' Equity
Common stock	67,535	64,535
Additional paid-in capital	6,857,010	6,641,843
Deficit accumulated during the development stage	(5,207,614)	(5,025,289)

Total Stockholders' Equity	1,716,931	1,681,089

Total Liabilities and Stockholders' Deficit	$4,217,712	$3,834,337

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	For the Three Months Ended 30 November 2007	For the Three Months Ended 30 November 2006	For the Period from Inception to 30 November 2007
REVENUE
Interest income	$89,332	$1,693	$228,486

EXPENSES
Stock based compensation	170,167	-	4,489,560
Financial	52,472	16	83,337
Office and general	18,673	10,959	107,608
Salaries and wages	14,372	11,859	192,476
Professional fees	9,973	17,013	116,618
Rent	6,000	6,000	30,000
Advertising and promotion	-	-	350,000
	271,657	45,847	5,369,599

NET LOSS	$(182,325)	$(44,154)	$(5,141,113)
EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	62,013,856	60,390,000

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended 30 November 2007	For the Period from Inception to 30 November 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(182,325)	$(5,141,113)

Adjustment to reconcile net earnings to net cash provided by operating activities
Common shares issued for services and accounts payable	-	4,686,166
Stock options compensation	170,176	482,149
Accrued interest on convertible note	17,568	17,568

Changes in operating assets and liabilities:
Prepaid expenses	-	(1,237)
Accounts payable and accrued liabilities	11,223	60,591
Notes receivable	-	(820)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	16,642	103,304
Production advances and accrued interest	(93,432)	(3,914,876)

CASH FLOWS USED IN INVESTING ACTIVITIES	(93,432)	(3,914,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	(91,700)	(27,559)
Proceeds from advances from related parties	34,904	2,065,512
Issuance of common stock, net of financing fees	-	1,649,969
Proceeds from convertible debenture	125,000	125,000

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	68,204	3,812,922

NET (DECREASE) INCREASE IN CASH	(8,586)	1,350

CASH, BEGINNING OF YEAR	9,936	-

CASH, END OF YEAR	$1,350	$1,350

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Unaudited

Three Months Ending 30 November 2007 and 2006

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

Organization

In August 2006, Red Rock Pictures, Inc. consummated a Share Exchange Agreement, whereby 100% of its shares were acquired by Maneki Mining Inc.("Maneki"), a Nevada corporation, in exchange for 1,800,000 shares of Maneki.  As a result of the transaction, the former shareholders of the Red Rock Pictures, Inc. received approximately 51% ownership of Maneki.  The merger was therefore accounted for as a recapitalization of the Red Rock Pictures, Inc. into a shell company.  Accordingly, the issuance of shares will be recorded by eliminating Maneki's assets, share capital and earnings.

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since 18 August 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc., the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement were consummated on 31 August 2006 and Maneki now owns100% of the equity interests of Red Rock Pictures, Inc.  On 31 October 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 30 November 2007 are not necessarily indicative of the results that may be expected for the year ending 31 August 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended 31 August 2007.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Unaudited

Three Months Ending 30 November 2007 and 2006

3.    GOING CONCERN

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

4.     STOCK OPTION AND EQUITY INCENTIVE PLAN

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

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Unaudited

Three Months Ending 30 November 2007 and 2006

4.     STOCK OPTION AND EQUITY INCENTIVE PLAN (CONTINUED)

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

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 that vest over three years and with an expiration date of seven years. These options were valued at a price of $0.85 per share or $2,041,608 amortized over the vesting period of three years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $2.56; stock price on the date of grant $2.57; calculated volatility amounted to 27%; calculated average term of maturity of 5years; an estimated risk free rate of 4.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of three years, commencing on the grant date of 14 March 2007.

5.     CONVERTIBLE NOTE PAYABLE

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $125,000 of the $400,000 during the quarter, the balance of the funds remain outstanding.

As collateral for the convertible note payable the Company issued 3,000,000 shares of the Company common stock, which were registered in the Company's SB2 Registration Statement on 31 August 2007.  In the event that the Company defaults, the IFG may immediately release the shares in full satisfaction of the Note. In the event that the note is paid in full prior to or upon maturity the shares shall be returned to the Company.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Unaudited

Three Months Ending 30 November 2007 and 2006

6.     SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 30 November 2007 and for the period from the date of inception (18 August 2006) to 30 November 2007 there was no interest or taxes paid by the Company.

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

Plan of Operation

Overview

We were originally incorporated in Nevada on 22 November 2004 as a development stage company in the business of mineral exploration.  On 3 December 2004, we entered in a Mineral Lease Agreement whereby we leased from Ammetco Resources a total of eight (8) unpatented lode mining claims which we refer to as the Poison Gulch mineral claims.  The Poison Gulch mineral claims are located in Owyhee County, Idaho.  We leased the mineral claims from Ammetco Resources of Vancouver B.C., Canada.  The Poison Gulch claims are 100% owned by Nevada Mine Properties II, Inc. of Reno, Nevada.

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

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

The Company will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  The Company expects to have at least the first two completed in fiscal 2008. The Company has entered into agreements to fund and co-fund production of a slate of National Lampoon branded, moderately budgeted films.  As of 30 November 2007, one film was in post production and another film was in production. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  The Company intends to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, the Company may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.  The company has also committed to fund P&A on additional independent films which will be released in the 4th quarter of 2008. For funds advanced for P&A, the terms include a twenty percent (20%) return premium and a profit participation of up to ten percent (10%) of net profits in the motion pictures.

The Company intends to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of 30 November 2007, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into an agreement to release one National Lampoon film per year in this manner.  The distribution on these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  The Company will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

As one production has been completed during the first quarter of 2008 and the film is tentatively scheduled for a platform theatrical release at the end of February 2008, with a video release in summer 2008.  There are a number of international territories already pre-sold along with US cable television.

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

Results of Operations

Comparative Analysis for the three month period ending 30 November 2007:

Interest income for the three months ended 30 November 2007 was $89,332 and $1,693 for the three month period ended 30 November 2006.  This income was recognized as accrued interest from production advances.  The production advances were the primary use of proceeds for the equity raised since the Company’s inception. Increase from second quarter due to increased production advances during the quarter.

Office and general expenses for the three months ended 30 November 2007 were $18,673 and $16,959 for the three month period ended November 30, 2006.  These expenses were primarily attributable to the payment for insurance coverage and other general office expenses.  Professional fees for the three months ending 30 November 2007 were $9,973 and $17,013 for the three month period ended 30 November 2006.  These fees are attributable to legal, accounting and auditing services. Rent for the three months ending 30 November 2007 and 30 November 2006 was $6,000 per quarter. Salaries and wages for the three months ending 30 November 2007 were $14,372 and $11,859 for the three month period ended 30 November 2006. Stock based compensation expenses for the three months ending 30 November 2007 was 170,167 and $0 for the three month period ended 30 November 2006. For the three months ending 30 November 2007, we had a net loss of $(182,325) and $(44,154) for the three month period ended 30 November 2006.  The net loss is primarily attributable to expenses partially offset by interest income. Increase in net loss compared to the second quarter primarily due to stock compensation issued in the quarter of $170,167.

During the period ending 30 November 2007, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of 30 November 2007 we had $1,350 in cash. A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash, we will not be able to meet our currentexpenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital. In addition, we will needto raise additional capital to continue our operations past 12 months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.  Any future cash flow requirements are available through the following Agreement entered into during the yearended 31 August  2007and executed during the first quarter ended 30 November 2007.

On 6 July 2007, the Company entered into an Equity Distribution Agreement (“Agreement”) with IFG Opportunity Fund, LLC ("IFG"). Pursuant to this Agreement, IFG has committed to purchase up to $25,000,000 of common stock over the course of twenty-four months. The amount that the Company shall be entitled to request from each purchase (the “Advance”) shall be up to $2,000,000.  The Advance date shall be the date that IFG receives an advance notice of a draw down by the Company. The purchase price shallbe set at 97% of the market price of the common stock during the pricing period. The pricing period shall be the five consecutive trading days immediately after the Advance notice date. There are advance restrictions applied on days between the Advance date and the closing date with respect to that particular advance. During this time, the Company shall not be entitled to deliver another advance notice. On each Advance date the Company shall pay to the IFG, directly out of the gross proceeds of each Advance, an amount equal to 3% of the amount of each Advance.

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $125,000 of the $400,000 during the quarter, the balance of the funds remain outstanding.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Reports on Form 8-K and Form 8K-A

•	8k filed 29 October 2007 based on the change of name by our independent auditor

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Robert Levy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Lorraine Evanoff pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert Levy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lorraine Evanoff pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: 16 January 2008	By: /s/ Robert Levy
Robert Levy
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: 16 January 2008	By: /s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer