Form 10QSB
period 2008-02-29
RED ROCK PICTURES HOLDINGS, INC
filed 2008-04-21
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 29, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 18, 2008: 84,493,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC.

(A Development Stage Company)

Form 10-QSB

Six Months Ending February 29, 2008

___________________

TABLE OF CONTENTS
___________________

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Unaudited - See Review Engagement Report

BALANCE SHEETS

	February 29, 2008	August 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$27,497	$9,936
Receivable	185,000	-
Prepaid expenses	2,137	2,137
Advances to shareholders	64,598	-
Total Current Assets	279,232	12,073
Other Assets
Production advances and accrued interest	4,005,029	3,822,264
Total Assets	$4,284,261	$3,834,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$101,259	$54,468
Convertible note payable	391,550	-
Advances from shareholder	-	68,172
Advances from related parties	2,100,416	2,030,608
Total Current Liabilities	2,593,225	2,153,248
Total Liabilities	2,593,225	2,153,248

Stockholders' Equity
Common stock	83,789	64,535
Additional paid-in capital	7,988,740	6,641,843
Deficit accumulated during the development stage	(6,381,493)	(5,025,289)
Total Stockholders' Equity	1,691,036	1,681,089
Total Liabilities and Stockholders' Equity	$4,284,261	$3,834,337

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007	For The Period From Inception to February 29, 2008	Six Months Ended February 29, 2008	Six Months Ended February 28, 2007

REVENUE
Interest income	$89,332	$12,461	$317,818	$178,665	$14,154
EXPENSES
Stock based compensation	1,147,984	2,976,000	5,637,544	1,318,150	2,976,000
Financial	56,886	257	140,223	109,358	257
Office and general	23,067	36,727	130,675	41,740	47,687
Professional fees	18,219	13,630	134,837	28,191	30,643
Salaries and wages	11,058	54,492	203,534	25,430	66,351
Rent	6,000	6,000	36,000	12,000	12,000
Advertising and promotion	-	-	350,000	-	-
Total Expenses	1,263,214	3,087,106	6,632,813	1,534,869	3,132,938
NET LOSS	$(1,173,882)	$(3,074,645)	$(6,314,995)	$(1,356,204)	$(3,118,784)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.05)		$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	78,477,512	61,755,967		72,709,233	61,755,967

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 29, 2008	Six Months Ended February 28, 2007	For The Period From Inception to February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,356,204)	$(3,118,784)	$(6,314,995)
Adjustment to reconcile net loss to net cash provided by operating activities:
Stock options compensation	340,334	-	652,307
Stock based compensation	977,816	2,976,000	5,663,982
Accrued interest on note receivable	39,550	-	39,550
Changes in operating assets and liabilities:
Note receivable	-	820	-
Prepaid expenses	-	(2,137)	(2,137)
Accounts payable and accrued liabilities	46,792	7,060	93,032
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,288	(137,041)	131,739
CASH FLOWS FROM INVESTING ACTIVITIES
Production advances and accrued interest	(182,765)	(944,895)	(4,005,029)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	215,000	-	215,000
Advances from shareholder	(132,770)	-	(64,598)
Proceeds from advances from related parties	69,808	-	2,100,416
Issuance of common stock, net of deferred financing fees	-	1,999,875	1,649,969
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	152,038	1,999,875	3,900,787
NET INCREASE IN CASH	17,561	917,939	27,497
CASH, BEGINNING OF PERIOD	9,936	1,085	-
CASH, END OF PERIOD	$27,497	$919,024	$27,497

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

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

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since August 18, 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc., the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement were consummated on August 31, 2006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.  On October 31, 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2007.

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

NOTE TO THE FINANCIAL STATEMENTS

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

4.	ADVANCES FROM RELATED PARTIES

On June 8, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loan is secured by the film.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by Red Rock Pictures Holdings Inc.

In addition, on July 7, 2007 the Company issued to Williams-Laikin 521,866 shares of the company’s common stock, which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).

In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date. During the three months ended February 29, 2008 the Company issued 11,440,662 shares pursuant to this requirement and have been valued at the market value of the common stock on the date of issue.

5.	CAPITAL STOCK

During the three months ended February 29, 2008 the Company issued 360,000 shares for services and have been valued at the market value of the common stock on the date of issue.

6.	STOCK OPTION AND EQUITY INCENTIVE PLAN

On February 14, 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 9,000,000 shares of common stock with a par value of $.001 per share. The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options and Restricted Stock.

On February 19, 2007 the Company adopted the 2006 Equity Incentive Plan (the “Plan”), the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Red Rock Pictures Holdings Inc.  The total number of shares reserved and available for grant and issuance pursuant to the Plan is 9,000,000 Shares.  Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company.  Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

During the three months ended February 29, 2008, as part of the Plan the Company issued 2,353,846 shares that have been valued at the market value of the common stock on the date of issue.

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

7.	CONVERTIBLE NOTE PAYABLE

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the six months ended February 29, 2008, the balance of the funds remain outstanding.

As collateral for the convertible note payable the Company issued 3,000,000 shares of the Company common stock, which were registered in the Company's SB2 Registration Statement on August 31, 2007.  In the event that the Company defaults, the IFG may immediately release the shares in full satisfaction of the Note. In the event that the note is paid in full prior to or upon maturity the shares shall be returned to the Company.

During the three months ended February 29, 2008 the Company issued 2,100,000 shares to IFG pursuant to the Agreement that have been valued at the market value of the common stock on the date of issue.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended February 29, 2008 and February 28, 2007 and for the period from the date of inception (August 18, 2006) to February 29, 2008, there was no interest or taxes paid by the Company.

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

Upon the effectiveness of the merger in fiscal 2006 with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon the same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model revolves around the control of entertainment properties that we may develop, acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for our own library and development activities as well as in partnership with outside producers. We currently have interest revenues of $89,332 for the three months ended February 29, 2008 from production advances, and we expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

The Company will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  The Company expects to have at least two films completed in fiscal 2008. The Company has entered into agreements to fund and co-fund production of a slate of National Lampoon branded moderately budgeted films.  As of February 29, 2008, one film was in post-production and one film was released. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  The Company intends to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, the Company may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.

The company has also committed to fund P&A on additional third-party independent films. Two films were released during the 1st quarter 2008 and two additional films are scheduled to be released during the 3rd and 4th quarters of 2008. For funds advanced for P&A, the terms include a twenty percent (20%) return premium and a profit participation of up to ten percent (10%) of net profits in the motion pictures.

The Company intends to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of February 29, 2008, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into an agreement to release one National Lampoon film per year in this manner.  The distribution of these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  The Company will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

The Company will begin building and formalizing relationship with the talent community.  The Company intends to use our equity as incentives to build these relationships.  The Company intends to work with top talent to fund and produce projects that they bring to the Company.  These are typically moderately budgeted projects, which fall below the typical studio interest.

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

During March 2008 a Letter of Intent to acquire a direct marketing television production company was signed. The acquisition is expected to be finalized during the third quarter 2008.

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

Results of Operations

Comparative Analysis for the six-month period ending February 29, 2008:

Interest income for the six months ended February 29, 2008 was $178,665 and $14,154 for the six-month period ended February 28, 2007.  This income was recognized as accrued interest from production advances.  The production advances were the primary use of proceeds for the equity raised since the Company’s inception.

Office and general expenses for the six months ended February 29, 2008 were $41,470 and $47,687 for the six-month period ended February 28, 2007.  These expenses were primarily attributable to the payment for insurance coverage and other general office expenses.  Professional fees for the six months ending February 29, 2008 were $28,191 and $30,643 for the six-month period ended February 28, 2007.  These fees are attributable to legal, accounting and auditing services. Rent for the six months ending February 29, 2008 and February 28, 2007 was $12,000. Salaries and wages for the six months ending February 29, 2008 were $25,340 and $66,351 for the six-month period ended February 28, 2007. Stock based compensation expense for the six months ending February 29, 2008 was $1,318,150 and $2,976,000 for the six-month period ended February 28, 2007. For the six months ending February 29, 2008, we had a net loss of $(1,356,204) and $(3,118,784) for the six-month period ended February 28, 2007.

During the period ending February 29, 2008, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of February 29, 2008 we had $27,497 in cash and a working capital deficiency of $2,313,993. A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital. As of April 18, 2008, we received $165,000 in production loan repayments from National Lampoon, and expect further loan payments during the third quarter 2008.

Additionally, we intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.  Any future cash flow requirements are available through the following Distribution Agreement entered into during the year ended August 31, 2007 and executed during the first quarter ended November 30, 2007.

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the six ended February 29, 2008, the balance of the funds remain outstanding.

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

While all the significant accounting policies impact the financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

■ ■
8k filed January 16, 2008 based on the Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

8k filed April 8, 2008 based on Other Events relating to a correction to its March 6th,2008 press release.

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 21, 2008	By: /s/ Robert Levy
Robert Levy
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 21, 2008	By: /s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer