Form 10-Q
period 2008-05-31
RED ROCK PICTURES HOLDINGS, INC
filed 2008-07-22
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

RED ROCK PICTURES HOLDINGS, INC.
(Exact name of registrant as specified in Charter

Nevada	333-108690	98-0441032
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

8228 Sunset Boulevard, 3rdFloor,
Los Angeles, California 90046
 (Address of Principal Executive Offices)
 _______________

 (323) 790-1813
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 9, 2008: 84,484,335 shares of common stock.

 RED ROCK PICTURES HOLDINGS, INC.

(A Development Stage Company)

Form 10-Q

Three Months Ending May 31, 2008

___________________

TABLE OF CONTENTS
___________________

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31 MAY 2008
CONSOLIDATED BALANCE SHEETS

	31 May 2008 (Unaudited)	31 August 2007 (Audited)
ASSETS
Current Assets
Cash	$-	$9,936
Accounts receivable	105,826
Other receivable	185,000	-
Prepaid expenses	2,137	2,137
Total Current Assets	292,963	12,073

Other Assets
Production advances and accrued interest	4,304,632	3,822,264
Total Assets	$4,597,595	$3,834,337

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness	$4,350	$-
Accounts payable and accrued liabilities	577,080	54,468
Convertible note payable	402,225	-
Advances from shareholder	87,731	-
Advances to shareholders	-	68,172
Advances from related parties and accrued interest payable	1,923,862	2,030,608

Total Liabilities	2,995,248	2,153,248

Stockholders' Equity
Common stock	84,351	64,535
Additional paid-in capital	7,814,094	6,641,843
Deficit accumulated during the development stage	(6,296,098)	(5,025,289)
Total Stockholders' Equity	1,602,347	1,681,089
Total Liabilities and Stockholders' Equity	$4,597,595	$3,834,337

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 31 May 2008	Three Months Ended 31 May 2007	For The Period From Inception to 31 May 2008

REVENUE
Distribution financing fee	$105,826	$-	$105,826

INTEREST INCOME	90,476	42,990	408,294

EXPENSES
Advertising and promotion	-	-	350,000
Financial	44,121	-	184,344
Stock based compensation	24,417	141,806	5,661,961
General and administrative	13,464	15,832	144,139
Salaries and wages	12,601	59,775	216,135
Professional fees	10,304	28,485	145,141
Rent	6,000	6,000	42,000
	110,907	251,898	6,743,720
NET LOSS	$85,395	$(208,908)	$(6,229,600)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	79,021,539	61,199,353

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended 31 May 2008	Nine Months Ended 31 May 2007
REVENUE
Distribution financing fee	$105,826	$-

INTEREST INCOME	269,141	57,144

EXPENSES
Stock based compensation	1,342,567	3,117,806
Financial	153,479	257
General and administrative	55,204	63,519
Professional fees	38,495	59,128
Salaries and wages	38,031	126,126
Rent	18,000	18,000
	1,645,776	3,384,836
NET LOSS	$(1,270,809)	$(3,327,692)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	72,891,899	61,412,020

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 31 May 2008	Nine Months Ended 31 May 2007	For The Period From Inception to 31 May 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,270,809)	(3,327,692)	(6,229,600)

Adjustment to reconcile net loss to net cash provided by operating activities:
Stock options compensation	510,501	-	822,474
Stock based compensation	832,066	3,117,806	5,518,232
Accrued interest on note payable	50,225	-	50,225

Changes in operating assets and liabilities:
Accounts receivable	105,826	-	105,826
Note receivable	-	820	-
Prepaid expenses	-	(2,137)	(2,137)
Bank advances	4,350	-	4,350
Accounts payable and accrued liabilities	104,400	32,485	174,023

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	124,907	(178,718)	443,393

CASH FLOWS FROM INVESTING ACTIVITIES
Production advances and accrued interest	(320,140)	(1,794,885)	(4,304,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	215,000	-	215,000
Advances from shareholder	77,003	12,000	12,405
Proceeds from advances from related parties	(106,706)	-	1,983,865
Issuance of common stock, net of deferred financing fees	-	1,999,875	1,649,969
Financing fee		(37,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	185,297	1,974,875	3,861,239

NET DECREASE IN CASH	(9,936)	1,272	-

CASH, BEGINNING OF PERIOD	9,936	1,085	-

CASH, END OF PERIOD	$-	$2,357	$-

The accompanying notes are an integral part to these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

31 May 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three  and nine month periods ended 31 May 2008 are not necessarily indicative of the results that may be expected for the year ending 31 August 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended 31 August 2007.

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

On 8 June 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 and $900,00 respectively for a total of $1,900,000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loan is secured by the film.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by Red Rock Pictures Holdings Inc.

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

During the nine months ended 31 May 2008 the Company issued 11,962,528 shares pursuant to this requirement and have been valued at the market value of the common stock on the date of issue.

During the three months ended 31 May 2008 the company repaid $55,000 towards these advances.

During the three months ended 31 May 2008 the loan agreement with Daniel Laikin was amended from $1,000,000 to $900,000.

5.	CAPITAL STOCK

During the three months ended 29 February 2008 the Company issued 360,000 shares for services and have been valued at the market value of the common stock on the date of issue.

In March 2008 the Company issued 150,000 shares for services rendered to the Company as part of film distribution.  Such shares are registered pursuant to the Company's Equity Incentive Plan filed as part of the Company's S8 Registration Statement filed with the SEC in February 2008 and have been valued at the market value of the common stock on the date of issue.

In March 2008 the Company cancelled 110,000 shares originally issued in July 2007. This resulted in a reversal to common stock for $110 and additional paid-in capital of $197,890.

In March 2008 the Company issued 521,866 restricted shares of the Company's common stock to Williams-Laikin as per their promissory note with the Company, as discussed in note 4, and have been valued at the market value of the common stock on the date of issue.

6.	RELATED PARTY TRANSACTIONS

The Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

In August 2007 the Company entered into an agreement with National Lampoon, Inc. whereby the Company agreed to pay National Lampoon for distribution and prints and advertising (P&A) services for certain titles released by National Lampoon for up to $500,000 per title. According to the terms of the agreement, Red Rock will be reimbursed in the amount of the total P&A Funding advanced plus a one-time 20% premium, from adjusted gross revenues from the release of the titles. Also, in most cases, Red Rock negotiates additional profit participation with the producers of each film. Pursuant to this agreement, National Lampoon has invoiced Red Rock a total of $727,628 for distribution and P&A services for two titles, which is included in cost of distribution revenue for the nine months ended May 31, 2008. National Lampoon is expected to invoice Red Rock for distribution and prints and advertising services for two additional titles during the fourth quarter of the fiscal year 2008.

7.STOCK OPTION AND EQUITY INCENTIVE PLAN

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

During the three months ended 29 February 2008 the Company issued 2,353,846 shares as part of the Plan that have been valued at the market value of the common stock on the date of issue.

In March 2008 the company issued 150,000 shares for services rendered to the Company as part of film distribution.  Such shares were issued as part of the Plan and have been valued at the market value of the common stock on the date of issue.

7.	STOCK OPTION AND EQUITY INCENTIVE PLAN (CONTINUED)

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

8.	CONVERTIBLE NOTE PAYABLE

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the six months ended 29 February 2008, the balance of the funds remain outstanding as at 31 May 2008.

As collateral for the convertible note payable the Company issued 3,000,000 shares of the Company common stock, which were registered in the Company's SB2 Registration Statement on 31 August 2007.  In the event that the Company defaults, IFG may immediately release the shares in full satisfaction of the Note. In the event that the note is paid in full prior to or upon maturity the shares shall be returned to the Company.

The Company issued an additional 2,100,000 shares to IFG during the three months ended 29 February 2008 pursuant to the Agreement and have been valued at the market value of the common stock on the date of issue.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 31 May 2008 and for the period from the date of inception (18 August 2006) to 31 May 2008 there was no interest or taxes paid by the Company.

10.	REVENUE RECOGNITION

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured.

11.	SUBSEQUENT EVENTS

On 6 June 2008, Red Rock Pictures Holdings, Inc. (the “Company”) entered into a Stock for Stock Exchange Agreement (the “Exchange Agreement”) with Studio Store Direct, Inc. (“SSD”) and all of the current SSD Shareholders.

Pursuant to the  Exchange Agreement, the Company acquired 100% of the assets of SSD by issuing 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  Further, SSD became a wholly owned subsidiary of the Company.

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

Upon the effectiveness of the merger in fiscal 2006 with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon the same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model revolves around the control of entertainment properties that we may develop, acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for our own library and development activities as well as in partnership with outside producers. We currently have interest revenues of $89,332 for the three months ended May 31, 2008 from production advances, and we expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

The Company will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  The Company expects to have at least two films completed in fiscal 2008. The Company has entered into agreements to fund and co-fund production of a slate of National Lampoon branded moderately budgeted films.  As of May 31, 2008, one film was in post-production and one film was released. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  The Company intends to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, the Company may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.

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

In August 2007 the Company entered into an agreement with National Lampoon, Inc. whereby the Company agreed to pay  National Lampoon for distribution and prints and advertising (P&A) services for certain titles released by National Lampoon for up to $500,000 per title. According to the terms of the agreement, Red Rock will be reimbursed by the film, plus a 20% premium, for the funding from the release of the titles. Also, in most cases, Red Rock negotiates additional profit participation with the producers of each film. Pursuant to this agreement, National Lampoon has invoiced Red Rock a total of $727,628 for distribution and P&A services for two titles, which is included in cost of distribution revenue in NLI for the nine months ended May 31, 2008. National Lampoon is expected to invoice Red Rock for distribution and prints and advertising services for two additional titles during the fourth quarter of the fiscal year 2008.

The Company intends to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of May 31, 2008, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into an agreement to release one National Lampoon film per year in this manner.  The distribution of these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  The Company will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

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

Subsequent to quarter end, On June 6, 2008, Red Rock Pictures Holdings, Inc. (the “Company”) entered into a Stock for Stock Exchange Agreement (the “Agreement”) with Studio Store Direct, Inc. (“SSD”) and all of the current SSD Shareholders. Pursuant to the Agreement, the Company issued 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  Further, SSD became a wholly owned subsidiary of the Company. Pursuant to the Stock for Stock Exchange Agreement the Company acquired 100% of the assets of SSD.  The Company issued 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a ‘public offering’ as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a ‘public offering.’ Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On June 6, 2008, Robert Levy resigned as the Company’s President, and Chief Executive Officer.  Mr. Levy was also appointed as Chairman of the Company’s Board of Directors.

On June 6, 2008, Reno R. Rolle was appointed as the Company’s President, Chief Executive Officer, and a member of the Board of Directors.

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

Results of Operations

Comparative Analysis for the nine-month period ending May 31, 2008:

Interest income for the nine months ended May 31, 2008 was $269,141 and $57,144 for the nine-month period ended May 31, 2007.  This income was recognized as accrued interest from production advances.  The production advances were the primary use of proceeds for the equity raised since the Company’s inception. The increase was due to additional interest accrued for the nine months ended May 31, 2008 for advances from a related company with share ownership.

Office and general expenses for the nine months ended May 31, 2008 were $55,204 and $63,519 for the nine-month period ended May 31, 2007.  These expenses were primarily attributable to the payment for director and officers’ insurance coverage and other general and administrative office expenses.

Professional fees for the nine months ending May 31, 2008 were $38,495 and $59,128 for the nine-month period ended May 31, 2007.  These fees are attributable to legal, accounting, consulting and auditing services.

Rent for the nine months ending May 31, 2008 and May 31, 2007 was $18,000. Rent is payable to a related company with share ownership.

Salaries and wages for the nine months ending May 31, 2008 were $38,031 and $126,126 for the nine-month period ended May 31, 2007.

Stock based compensation expense for the nine months ending May 31, 2008 was $1,342,567 and $3,117,806 for the nine-month period ended May 31, 2007.

For the three months ending May 31, 2008, we had a net loss of $(1,743,535) and $(3,327,692) for the nine-month period ended May 31, 2007.

During the period ending May 31, 2008, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of May 31, 2008 we had $Nil in cash and a working capital deficiency of $2,797,383 . A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

Additionally, we intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.  Any future cash flow requirements are available through the Equity Distribution Agreement entered into during the year ended August 31, 2007 and executed during the first quarter ended November 30, 2007. Details of this agreement are as follows:

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the period ended May 31, 2008, the balance of the funds remain outstanding.

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

None

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: July 21, 2008	By: /s/ Reno Rolle
Reno Rolle
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: July 21, 2008	By: /s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer