Form 10-K
period 2008-08-31
RED ROCK PICTURES HOLDINGS, INC
filed 2008-12-15
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-108690

RED ROCK PICTURES HOLDINGS, INC.
(Name of small business issuer in its charter)

NEVADA	98-0441032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8228 Sunset Boulevard, 3rdFloor, Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

 (323) 790-1813
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                          ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                        ☒
(Do not check if a smaller reporting company)

Revenues for year ended August 31, 2008: $776,036

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2008, was: $4,453,466

Number of shares of the registrant’s common stock outstanding as of December 8, 2008 was: 101,484,335

Transitional Small Business Disclosure Format:   Yes ☒       No ☐

FORM 10-K

For the Year Ended August 31, 2008

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

               This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Red Rock Pictures Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Red Rock Pictures Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 12-15. Because of these and other factors that may affect Red Rock Pictures Holdings Inc.’s.  operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Red Rock Pictures Holdings, Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-K.

HOW TO OBTAIN SEC FILINGS

              All reports filed by Red Rock Picture Holdings, Inc. filed with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.  Red Rock Pictures Holdings also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.redrockpics.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

 As used in this report, "Red Rock Pictures Holdings, Inc.", "the Company", "us”, “we," "our" and similar terms include Red Rock Pictures Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

General

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006.  The Company was a development stage company that plans to engage in the business of developing, financing, producing and licensing feature-length motion pictures worldwide.

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

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since 18 August 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc. , the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement were consummated on August 312006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.  On 31 October 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

On June 6, 2008, the Company entered into a Stock for Stock Exchange Agreement (the “Exchange Agreement”) with Studio Store Direct, Inc. (“SSD”) and all of the current SSD Shareholders.  Pursuant to the Exchange Agreement, the Company acquired 100% of the assets of SSD by issuing 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  Further, SSD became a wholly owned subsidiary of the Company.  With the addition of SSD, the Company also operates as a traditional infomercial production and distribution company.  SSD has developed a patent pending process for embedding direct response programs directly onto motion picture DVD’s.  Viewers can access virtual stores, offering related merchandise for purchase with the simple click of a mouse or by dialing a toll free number.  SSD’s model provides a turnkey new revenue solution for major Hollywood studios and independent distributors.

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

Production

Once a project is developed and financing is committed, either through internal sources or through licensing and pre-selling the project to the exhibition, television, home entertainment and other markets, we will attempt to produce at the lowest possible cost consistent with the quality that it seeks to achieve. We avoid the substantial overhead of major studios by maintaining only a small staff and engaging production staff only as required.

Revenue Sources

We currently have revenues from interest income earned on production advances.  We expect to derive additional revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.   We expect to receive revenue from all of the following sources on a project-by-project basis:

•	Producer and production fees for our services in the creation and production of motion pictures, television and other media;
•	Royalties and participation in the future earnings of the properties that we develop, produce and/or finance;
•	Interest and fees associated with our financing activities;
•
Royalty payments from merchandising of consumer products bearing the logos, brands, and other forms of intellectual property from our company’s films, television programs and archives;  Royalties and license payments from exploitation of soundtrack and music publishing rights for music from our company’s films, television programs and archives

•	Royalties and participation in infomercial productions and related services for outside clients and
•	Proprietary infomercial and multi channel marketing campaigns.

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

Home Video – Video Cassette and DVD

As the market has matured, video revenues have become the most significant source of income for producers and distributors. Furthermore, home video provides the most consistent source of revenue of all of the various windows of exhibition including theatrical.   We currently d o not operate our own internal Home Entertainment distribution business, but, rather, we intend to partner with the major studios and others to ensure that our productions are sold into the marketplace.

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

Pay Cable

Pay cable refers to individual cable stations that have a monthly subscription fee, such as HBO, Showtime, The Movie Channel, Cinemax, Starz and Encore. Pay cable programming is comprised primarily of three facets:

•	Movies licensed from the studios and independent distributors
•	Pay cable premiere movies that are shown for the first time on the pay cable service, these movies are both financed and produced by the cable network itself or licensed from independent producers and
•	Special events, such as sporting events and concerts.

Our properties will be sold into the Pay Cable marketplace either directly or as part of a larger distribution agreement with a studio or other entity.

Basic Cable

Basic cable refers to a group of cable stations that are generally included in a basic cable package, such as the Sundance Channel, the Independent Film Channel, TNT, TBS, Lifetime, USA and others.  Basic cable stations, like the pay cable stations, are now producing a significant number of their own movies. Our properties will be sold into the basic cable marketplace either directly or as part of a larger distribution agreement with a studio or other entity.

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

Infomercial production and distribution

According to the Electronic Retailing Association (ERA) the infomercial industry accounts for more than 150 Billion dollars in annual revenue here in the U.S.  We will leverage our track record and years of combined expertise in direct response television (DRTV) marketing to provide production services for independent clients.  These services will yield producer fees and/or royalties based upon sales revenue generated in response to our productions.  We will also develop proprietary consumer products resulting in multi-channel (television, internet, radio, retail, etc.) campaigns.  These products and related television commercials will be distributed throughout the world leveraging key contacts and relationships in various international markets.

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

We believe that the principal competitive factors in our market are:

•	Quality of filmed entertainment product;
•	Brand recognition;
•	Quality of assets;
•	Exemplary reputation and track record of our Chief Executive Officer; and
•	Filmed entertainment rights industry connections.

                  Employees

We currently have two full-time employees, two part-time employees and one part-time consultant.

ITEM 1A—RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

                 In addition to the other information in this Annual Report on Form 10K, the following factors should be considered carefully in evaluating our business and prospects.

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

If we are unable to retain the services of our chief executive officer, Reno Rolle, or if we are unable to successfully recruit qualified managerial personnel and employees with experience in business and the entertainment industry, we may not be able to continue our operations.

Our success depends solely upon the continued service of Reno Rolle, our chief executive officer.  Loss of Mr. Rolle’s services will have a material adverse effect on our growth, revenues, and prospective business.  We do not maintain key-man insurance on the life of our chief executive officer. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial personnel and employees with experience in business and the entertainment industry. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

In connection with the acquisition of Red Rock, the Red Rock Shareholders, will hold an aggregate of 51% of our outstanding shares of common stock, and in the aggregate, has the right to cast 51% of the votes in any vote by our stockholders. Thus, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

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

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:

•	Make a suitability determination prior to selling a penny stock to the purchaser;
•	Receive the purchaser’s written consent to the transactions; and
•	Provide certain written disclosures to the purchaser.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

                  None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal offices are located at 8228 Sunset Boulevard, 3 rd Floor, Los Angeles, California.  The Company leases the premises from National Lampoon, Inc. pursuant to a sublease for two years which became a month-to month lease thereafter.  The sublease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index. The monthly lease rate is $2,000 per month. We believe that these spaces are sufficient and adequate to operate our current business.

                  Our operating subsidiary Stutio Store Direct Inc.’s principal offices are located at 374 Poli Street, Ventura, CA  93001 . The Company's leases its office space from an unrelated third-party under a non-cancelable operating lease expiring in 2009.  Future minimum lease payments are $14,652 for the remainder of the 31 December 2008 calander year and $4,884 for the calander year ended 31 December 2009.

ITEM 3. LEGAL PROCEEDINGS

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), was served s summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).

The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn has requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  We have retained counsel and are in the process of filing a counterclaim for damages against LivOn. The Company maintains that the claim is frivolous and unfounded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2008 there were approximately 24 holders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “RRPH”.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

                 As previously disclosed in the Current Report on Form 8-K filed by the Company on 12 June, 2008, the Company issued 11,000,000 shares of its common stock to the stockholders of Studio Store Direct, Inc. as consideration for the acquisition by the Company of all of the outstanding capital stock of Studio Store Direct, Inc. stockholders. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and the information contained herein in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.  Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

Overview

We were originally incorporated in Nevada on 22 November, 2004 as a development stage company in the business of mineral exploration.  On 3 December, 2004, we entered in a Mineral Lease Agreement whereby we leased from Ammetco Resources a total of eight (8) unpatented lode mining claims which we refer to as the Poison Gulch mineral claims.  The Poison Gulch mineral claims are located in Owyhee County, Idaho.  We leased the mineral claims from Ammetco Resources of Vancouver B.C., Canada.  The Poison Gulch claims are 100% owned by Nevada Mine Properties II, Inc. of Reno, Nevada.

Upon the effectiveness of the merger in fiscal 2006 with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon the same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model revolves around the control of entertainment properties that we may develop, acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for our own library and development activities as well as in partnership with outside producers. We currently have interest revenues of $  362,444 for the twelve months ended August 31, 2008 from production advances, and we expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

The Company will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include Tapestry Films, our CEO’s film production entity, and National Lampoon, Inc. a current shareholder of Red Rock.  The Company expects to have at least two films completed in fiscal 2008. The Company has entered into agreements to fund and co-fund production of a slate of National Lampoon branded moderately budgeted films.  As of August 31, 2008, one film was in post-production and one film was released. These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  The Company intends to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, the Company may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.

The Company has also committed to fund P&A on additional third-party independent films. Two films were released during the 1st quarter 2008 and two additional films are scheduled to be released during the 1st quarter of 2009. For funds advanced for P&A, the terms include a twenty percent (20%) return premium and a profit participation of up to ten percent (10%) of net profits in the motion pictures.
In August 2007 the Company entered into an agreement with National Lampoon, Inc. whereby the Company agreed to pay  National Lampoon for distribution and prints and advertising (P&A) services for certain titles released by National Lampoon for up to $500,000 per title. According to the terms of the agreement, Red Rock will be reimbursed by the film, plus a 20% premium, for the funding from the release of the titles. Also, in most cases, Red Rock negotiates additional profit participation with the producers of each film. Pursuant to this agreement, National Lampoon has invoiced Red Rock a total of $943,480 for distribution and P&A services for two titles, which is included in cost of distribution revenue in NLI for the twelve months ended August 31, 2008.

The Company intends to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of August 31, 2008, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into an agreement to release one National Lampoon film per year in this manner.  The distribution of these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  The Company will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

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

On June 6, 2008, Reno R. Rolle was appointed as the Company’s President, Chief Executive Officer, and a member of the Board of Directors and Lorraine Evanoff was appointed Chief Financial Officer.

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

Comparison of Fiscal Years Ended August 31, 2008 and 2007

Revenue

                  Revenue was $776,036 and $139,154 for the years ended August 31, 2008 and 2007, respectively.  Revenues from interest on production advances increased $223,290 or 160% to $362,444 as compared to $139,154 for the years ended August 31, 2008 and 2007, respectively.  The increase is due to the increase in production advances compared to the prior year.

Costs and Expenses

                  Cost and expenses was $1,759,617 compared to $5,051,467 for the years ended August 31, 2008 and 2007, respectively.   This decrease of $3,291,850 was due to a marginal increase in expenses related to SSD acquisition offset by a decrease of $2,800,044 in stock based compensation expense, $341,185 in advertising and promotion expenses, $120,963 in salary and wages and a $32,712 in professional fees.  The remaining nominal difference is due to normal fluctuations in operating expenses due to business operations.

Capital Resources and Liquidity

As of August 31, 2008 we had $5,923 in cash and a working capital deficiency of $655,293.  A substantial amount of cash will be required in order to commence operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

Additionally, we intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital.  In addition, we will need to raise additional capital to continue our operations past 12 months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.  Any future cash flow requirements are unavailable through the Equity Distribution Agreement entered into during the year ended August 31, 2007 as the agreement was cancelled on August 31, 2008.  Details of this agreement are as follows:

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

                  In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the period ended 31 May, 2008.

                 On August 312008, the company entered into a cancellation agreement with IFG. Pursuant to this agreement the Company shall forever release and discharge IFG of any and all of its obligations under the original note, including any obligation to pay principal and interest.  The Company has also agreed on release of collateral shares to IFG.

Off-Balance Sheet Arrangements

                  None.

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
.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                 Our primary objective in managing our cash balances is preservation of principal and maintenance of liquidity to meet our operating needs. Our excess cash balances are invested in money market accounts and short-term municipal bonds in which there is minimal interest rate risk.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                 Our Consolidated Financial Statements are annexed to this Report as pages F-2 through F-20. An index to such materials appears on page F-1.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Lorraine Evanoff, our chief financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Our accountant is DNTW  Chartered Accountants, LLP, . We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A .CONTROLS AND PROCEDURES

                  Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Our directors and officers, as of 14 December, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Current Positions and Offices Held
Robert Levy	53	Director and Chairman of the Board
Reno Rollé	47	President, Chief Executive Officer and Director
John Whitesell	52	Director
Lorraine Evanoff	46	Chief Financial Officer

                 Set forth below is a brief description of the background and business experience of our executive officers and directors.

Robert L. Levy – Director and Chairman of the Board

Mr. Levy became our President and Chief Executive Officer on 13 September, 2006.  On June 6, 2008, Mr. Levy resigned as the Company’s President and Chief Executive Officer.  Mr. Levy is the Company’s current Chairman of the Board.

Mr. Levy has written and/or produced motion pictures for over 20 years and is a principal partner in Tapestry Films.  Mr. Levy graduated from the University of California at Los Angeles and received a producing fellowship from the American Film Institute.  Mr. Levy has produced the following films:

•	Wedding Crashers, starring Vince Vaughn, Owen Wilson, Rachel McAdams and Christopher Walken;
•	Underclassman, starring Nick Cannon;
•	Serendipity starring John Cusack and Kate Beckinsale;
•	The Wedding Planner with Jennifer Lopez and Matthew McConaughey;
•	Van Wilder starring Ryan Reynolds;
•	Van Wilder 2: The Rise of Taj, starring Kal Penn;
•	She's All That with Freddie Prinze Jr. and Rachael Leigh Cook;
•	Employee of the Month, starring Dane Cook, Jessica Simpson and Dax Shepard.

                 His additional producing credits include Pay It Forward, Point Break, Jane Austin's Mafia!, The Last Time I Committed Suicide, Enemy of My Enemy, Denial, Full Eclipse, Warlock - The Armageddon and A Killing Time. Mr. Levy has also executive produced such films as Swing, Black & White, Payback, The Chain, The Granny and Dark Tide.  He also executive produced and wrote the story for the Burt Reynolds classic Smokey and the Bandit.   Mr. Levy has also directed and produced A Kid in Aladdin's Court, the sequel to Tapestry's A Kid in King Arthur's Court.

Reno R. Rollé – President, Chief Executive Officer and Director

                 On June 6, 2008, Mr. Rollé was appointed as the Company’s President, Chief Executive Officer, and a member of the Board of Directors.  Mr. Rollé previously held the position of Chief Executive Officer for Shop America USA.  Based in Bradford England and operating in the United States, Shop America specialized in long- and short-form direct response television (infomercial) marketing.  During this time Mr. Rollé co-created the hit book and marketing campaign for "Natural Cures ‘They’ Don’t Want You to Know About." This book held the #1 spot on the NY Times Best Sellers List for 18 weeks in 2005 and 2006, has sold in excess of 9 million copies.

             Prior to his experience at Shop America, Mr. Rollé was a founding principle of the National Lampoon Acquisition Group, LLC an investment group that orchestrated the recent acquisition of J2 Communications, Inc. (NASDAQ:JTWO) a small cap public company that owned the most recognized brand in comedic entertainment, National Lampoon. Mr. Rollé founded National Lampoon Home Entertainment in 2002 to produce and distribute National Lampoon branded DVDs.

                  Between 1997 and 2001 Mr. Rollé was the co-founder, Chairman and Chief Executive Officer of Synergy Worldwide, Inc., a product engineering, design and marketing company. In 1999 Synergy produced “Mastering the Flow,” a blackjack card counting program that became the longest running, most successful gaming infomercial ever. In September 2000, Synergy was honored with the distinguished “R&D 100 Award” for Mr. Rollé’s invention, The “Spin Fryer”. This award, referred to as the “Oscars of Inventions,” recognizes the most technologically significant inventions in history. Past winners include: anti-lock brakes, the fax machine, the ATM, and polarized film. The Spin Fryer was subsequently licensed to Salton, Inc. (NYSE:SFP) for marketing and distribution under the George Forman line of kitchen products.

                  From 1994 to 1997 Mr. Rollé was a co-founder of HSN Direct, a direct response television joint venture with Home Shopping Network, Inc. (NASDAQ: IACI) Mr. Rollé’s primary responsibility was to negotiate and manage the majority of HSND’s contracts, including marketing and distribution, production, talent and joint venture agreements. In addition, Mr. Rollé oversaw all aspects of new business development including: media, production, regulatory compliance and operations.

                  Highlighting Mr. Rollé’s tenure with HSND was his role in the development and launch of the Ab Isolator and EZ Crunch abdominal exercise products. These infomercials both generated in excess of $150 million dollars in worldwide sales and spawned an entire consumer product segment targeting abdominal exercise. Estimated sales of this category easily exceed $1 billion dollars worldwide

John Whitesell – Director

On June 6, 2008 John Whitesell was appointed as a member of the Company’s Board of Directors.   John Whitesell is an accomplished director and producer who released his fifth feature film, Deck the Halls, starring Danny DeVito and Matthew Broderick, nationwide on 22 November, 2006. The film is a family comedy about clashing neighbors, home decoration, and the true spirit of the holidays.   In 2006 Mr. Whitesell directed the feature film Big Momma’s House 2.  In this sequel to the hit comedy Big Momma’s House, Martin Lawrence reprises his role as FBI agent Malcolm Turner who once again goes undercover as Big Momma.  In 2003, Mr. Whitesell directed the film Malibu’s Most Wanted starring Jamie Kennedy, Taye Diggs, Anthony Anderson, Ryan O’Neal and Blair Underwood for Warner Brothers. Prior to that, Mr. Whitesell directed See Spot Run also for Warner Brothers, starring David Arquette and Michael Clark Duncan.  Mr. Whitesell also directed Calendar Girl starring Jason Priestley and Joe Pantoliano for Sony Pictures. The story follows three young men on an end of the summer trip to Hollywood, CA on a quest to fulfill the fantasy of meeting Marilyn Monroe.

During this time, Mr. Whitesell was also very active in television directing and producing. He directed and produced over 200 episodes of primetime television including Roseanne, Action, and Jack and Jill. He also directed many television pilots including Grounded for Life, The John Larroquette Show, Damon, Cosby and Law and Order.

Mr. Whitesell started his television career in daytime television. He was a director and executive producer on the soap operas Search for Tomorrow and Another World, and he won an Emmy for directing Guiding Light.

Mr. Whitesell trained in theatre at Circle Square in New York City and at the Williamstown Theatre Festival and graduated from Simpson College in 1976.

Lorraine Evanoff – Chief Financial Officer

On January 4, 2008, Red Rock Pictures Holdings, Inc. (the “Company”) appointed Ms. Lorraine Evanoff as Chief Financial Officer.  Ms. Evanoff has over nine years experience in public accounting, specifically in facilitating reverse mergers and public offerings. Ms. Evanoff has been Interim Chief Financial Officer of National Lampoon, Inc. since September 2007.  From March 2006 until July 2007, Ms. Evanoff was Director of Finance of Element Films, LLC, a newly established film production subsidiary of SBE Entertainment, and was instrumental in setting up all production and film finance processes.  From April 2005 to March 2006 Ms. Evanoff served as Vice President of Finance and Chief Accounting Officer of National Lampoon, Inc. and was a key participant in the 2005 secondary public offering and registration with the American Stock Exchange.  Ms. Evanoff was Controller of TAG Entertainment Corp., a public company from February 2004 until April 2005 where she was essential to the reverse merger that took the company public.  Prior to working at TAG Entertainment, Ms Evanoff was Controller of ANTs Software Inc., a public company that develops high-performance SQL database management systems until February 2004.  From 1999 to 2002, Ms. Evanoff also held senior treasury analyst and financial analyst posts with Electronic Arts Inc. and Landor Associates, Inc.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by shareholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Term of Office

                 Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

                 We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

                 No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

                 Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2008.

Code of Ethics

                 The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

                 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options /SARs ($)	LTIP Payouts ($)	All Other Compensation ($)

Reno Rolle, President and Chief Executive Officer	2008	00	0	0	0	1,833	0	0

Lorraine Evanoff, Chief Financial Officer	2008	7,500	0	0	0	3,057	0	0

Jay Koh, Vice President of Operations and Production	2008	0	0	0	0	900	0	0

Employment Agreements

                 On 1 June, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer, Reno Rolle.   The agreement is in effect for two years and shall automatically renew for successive one year periods unless the Company’s Board of Driectors elects not to renew the employment agreement.  The employment agreement provides for compensation of $240,000 per annum of which amount can be paid in cash and common shares of the Company.  The percentage of cash versus common shares shall be mutually agreed upon between Mr. Rolle and the Company’s Board of Directors.  Mr. Rolle is eligible for an annual bonus program.  The amount of the bonus will be negotiated in good faith and mutually agreed upon by Mr. Rolle and the Board of Directors of the Company.  The annual bonus will be paid one-half in stock and one-half in cash.  Additionally, Mr. Role received options to purchase 2,000,000 shares upon the execution of the employment agreement and will be entitled to purchase an additional 2,000,000 annually at “no par value”.   The options vest over a five year period.

                On 1 June, 2008, the Company entered into an employment agreement with the Chief Financial Officer, Lorraine Evanoff.  The employment agreement provides for compensation of $20,000 per annum and options to purchase 300,000 of the Company’s shares at a strike price of $0.06 per share.  For each additional year of employment Ms. Evanoff will be granted an additional option to purchase 200,000 shares of the Company’s common stock at a strike price equal to market value the date of the grant and will vest over three years.  The agreement is terminable at will.

                 The company entered into an agreement with Jay Koh.  Mr. Koh was appointed as Vice-President of Operations and Production.  Mr. Koh will be paid $9,000 per month in a combination of cash and stock, Mr. Koh was also granted options to purchase 1,000,000 shares of the Company’s common stock and will vest equally over 5 years.  The agreement is in effect for one year and shall automatically renew for successive one year periods unless the Company’s President and Chief Executive Officer elects not to renew the employment agreement.

Compensation of Directors

                Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address	Number of Common Shares Beneficially Owned (2)	Percent of Class
Reno Rolle 8228 Sunset Blvd. 3rd Floor Los Angeles, CA 90046	10,775,200	10.61%

Lorraine Evanoff 8228 Sunset Blvd. 3 rd Floor Los Angeles, CA 90046

Jaye Koh 8228 Sunset Blvd. 3 rd Floor Los Angeles, CA 90046

All directors and executive officers as a group (1 in number)

    (1) The person listed is an officer and/or director of the Company.
  (2) Based on 101,484,335shares of common stock issued and outstanding as of 14 December, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 In June 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 and $900,000 respectively for a total of $1,900,000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loan is secured by the film.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by the Company.  The Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

                  In addition, in July 2007 the Company issued to Williams-Laikin 521,866 shares of the company’s common stock which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).

                  In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date.  In May 2008 the Company issued 11,962,528 shares pursuant to this requirement and has been valued at the market value of the common stock on the date of issue.

                  In fiscal year 2008, the Company repaid $55,000 towards these advances.

                  In August 2007 the Company entered into an agreement with National Lampoon, Inc. whereby the Company agreed to pay National Lampoon, Inc. for distribution and prints and advertising (P&A) services for certain titles released by National Lampoon, Inc. for up to $500,000 per title. According to the terms of the agreement, the Company will be reimbursed in the amount of the total P&A funding advanced plus a one-time 20% premium, from adjusted gross revenues from the release of the titles. Also, in most cases, the Company negotiates additional profit participation with the producers of each film.  In fiscal year 2008 and pursuant to this agreement, National Lampoon, Inc. has invoiced the Company a total of $943,480 for distribution and P&A services for two titles, which is included in cost of distribution revenue for the year ended August 31, 2008.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Form 10-SB filed on March 14, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on March 14, 2006

14	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)     Reports of Form 8-K filed in fourth quarter of the fiscal year and subsequent event period:

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                 For the Company’s fiscal years ended August 31, 2008 and 2007, we were billed approximately $35,000 and $23,881, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

                 There were no fees for audit related services for the years ended August 31, 2008 and 2007.

Tax Fees

                 For the Company’s fiscal years ended August 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

                 The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2008 and 2007.

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

RED ROCK PICTURES HOLDINGS INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 August 2008

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

		31 August 2008	31 August 2007

ASSETS
Current Assets
Cash		$5,932	$9,936
Accounts receivable		216,644	-
Advances to related party		76,798	-
Capitalized production costs		134,723	-
Prepaid expenses and deposits		10,745	2,137
Production loans and accrued interest - current portion		1,396,470	-
Total Current Assets		1,841,312	12,073
Long Term Assets
Production loans and accrued interest		2,765,306	3,822,264
Property and equipment		25,708	-
Intangibles	9	424,280	-
Goodwill		450,338	-
Total Long Term Assets		3,665,632	3,822,264
Total Assets		$5,506,944	$3,834,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable		$127,721	$39,468
Accrued liabilities		32,290	15,000
Advances from shareholders		63,636	68,172
Deferred production revenue		326,000	-
Advances from related parties		1,997,410	2,030,608
Total Liabilities		2,547,057	2,153,248
Going concern, Commitments and Contingency
Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued or outstanding		-	-
Common stock, $.001 par value; 120,000,000 shares authorized, 95,350,735 shares issued and outstanding (2007 - 64,534,361)		95,351	64,535
Additional paid-in capital		9,065,723	6,641,843
Deficit accumulated during the development stage		(6,201,187)	(5,025,289)
Total Stockholders' Equity		2,959,887	1,681,089
Total Liabilities and Stockholders' Equity		$5,506,944	$3,834,337

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Year Ended 31 August2008	For the Year Ended 31 August 2007	For the Period from Inception (18 August 2006) to 31 August 2008
REVENUE
Distribution profit participation	$23,448	$-	$23,448
Print and advertising premium fees	188,696	-	188,696
Interest on production advances	362,444	139,154	501,598
Consulting	198,500	-	198,500
Other	2,948	-	2,948
	776,036	139,154	915,190
COSTS AND EXPENSES
Stock based compensation	1,519,349	4,319,393	5,838,742
Professional fees	58,925	91,637	165,570
Salaries and wages	57,141	178,104	235,244
Office and general	55,760	88,333	144,695
Rent	32,426	24,000	56,426
Advertising and promotion	8,815	350,000	358,815
Costs of distribution profit participation	3,517	-	3,517
Amortization of intangible assets	22,331	-	22,331
Amortization on tangible assets	2,406	-	2,406
TOTAL OPERATING EXPENSES	1,760,670	5,051,467	6,827,746
LOSS FROM OPERATIONS	(984,634)	(4,912,313)	(5,912,556)
Financial	(191,264)	(30,865)	(222,130)
NET LOSS AND COMPREHENSIVE LOSS	$(1,175,898)	$(4,943,178)	$(6,134,686)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	81,226,205	61,880,348

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

	Common Stock			Accumulated Other		Total Stockholders'
	Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Issuance of common stock at inception	2,080,000	$2,080	$-	$-	$-	$2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270	-	-	(66,501)	(8,231)
Net loss	-	-	-	-	(15,610)	(15,610)
Balance, 31 August 2006	60,350,000	60,350	-	-	(82,111)	(21,761)
Common shares issued for cash, net of financing fees	800,000	800	1,647,089	-	-	1,647,889
Common shares issued for services and accounts payable	3,384,361	3,385	4,682,781	-	-	4,686,166
Stock options granted	-	-	311,973	-	-	311,973
Net loss	-	-	-	-	(4,943,178)	(4,943,178)
Balance, 31 August 2007	64,534,361	$64,535	$6,641,843	$-	$(5,025,289)	$1,681,089
Common shares issued for services	16,816,374	16,816	876,423	-	-	893,239
Common shares issued for cash	3,000,000	3,000	212,000	-	-	215,000
Stock options granted	-	-	686,457	-	-	686,457
Acquisition of the net liabilities of Studio Store Direct Inc.	11,000,000	11,000	649,000	-	-	660,000
Net loss	-	-	-	-	(1,175,898)	(1,175,898)
Balance, 31 August 2008	95,350,735	$95,351	$9,065,723	$-	$(6,201,187)	$2,959,887

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended 31 August 2008	For the Year Ended 31 August 2007	For the Period from Inception (18 August 2006) to 31 August 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,175,898)	$(4,943,178)	$(6,134,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	832,892	4,686,166	5,794,406
Stock options granted	686,457	311,973	1,203,640
Amortization	24,737	-	-
Changes in operating assets and liabilities:
Accounts receivable	(212,144)	-	(216,644)
Increase in capitalized production costs	(48,177)	-	(134,723)
Prepaid expenses and deposits	(11,401)	(2,137)	(9,845)
Accounts payable	(3,302)	39,468	142,518
Accrued liabilities	17,290	(4,635)	32,290
NET CASH USED IN OPERATING ACTIVITIES	110,454	87,657	676,956
CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(339,512)	(3,821,444)	(4,160,956)
Cash received in acquisition of Studio Store Direct, Inc.	47,788	-	-
NET CASH USED IN INVESTING ACTIVITIES	(291,724)	(3,821,444)	(4,210,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	(4,536)	64,141	679,216
Advances from related parties	(33,198)	2,030,608	550,704
Issuance of common stock, net of financing fees	215,000	1,647,889	2,309,969
NET CASH PROVIDED BY FINANCING ACTIVITIES	177,266	3,742,638	3,539,889
NET (DECREASE) INCREASE IN CASH	(4,004)	8,851	5,932
CASH, BEGINNING OF YEAR	9,936	1,085	-
CASH, END OF YEAR	$5,932	$9,936	$5,932

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

1.   ORGANIZATION AND NATURE OF BUSINESS

Nature of Business

Red Rock Pictures, Inc. was incorporated on 18 August 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. (the "Company") on 31 August 2006.  The Company is a development stage company that is in the business of developing, financing, producing and licensing feature-length motion pictures and infomercials and providing consultancy services for the online marketing of various products.

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

On 6 June 2008, the Company entered into a stock for stock exchange agreement (the “Agreement”) with Studio Store Direct, Inc. (“SSD”) and all of its current shareholders.  Pursuant to the Agreement, the Company issued 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  These common shares were issued in reliance on the exemption available under Section 4(2) of the Securities Act of 1933, as amended and qualify for exemption since the issuance of shares did not involve a public offering.

The acquisition was accounted for using the purchase method of accounting whereby the total purchase price, including transaction expenses, was allocated to tangible and intangible assets acquired based on estimated fair market values.  Based on the provisions of the Agreement between the two companies and valuations of the fair market value of the assets and liabilities of SSD, the allocation of the purchase price was as follows for the undernoted consideration:

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

1.   ORGANIZATION AND NATURE OF BUSINESS (Continued)

Organization (Continued)

Assets Acquired:

As at 5 June 2008
Cash and cash equivalents	$47,788
Accounts receivable, no allowance	4,500
Loan from related party	76,798
Property and Equipment	28,113
Capitalized production costs	86,546
Other assets	2,793
Goodwill	450,388
Intangible assets acquired - completed process and technology	446,610
Book value of net liabilities acquired	(483,536)
Total Assets Acquired	$660,000

Consideration Given:

Issuance of 11,000,000 common shares at $0.06 per share (valued at the average price two days before and after the measurement date)	$660,000

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Red Rock Pictures Holdings, Inc. and its wholly owned subsidiaries, Red Rock Pictures Inc. and Studio Store Direct Inc. The Company has the full and exclusive control of the management and operation of the business of each subsidiary and participates in 100% of the revenues and losses of its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Organization and Start up Costs

Costs of start up activities, including organization costs, are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Examples include estimates of the useful life of equipment and intangibles, the impairment of long-lived assets, intangibles and goodwill, the value of stock compensation and the estimates of revenue and costs related to film production.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.  The Company has devoted substantially all of its efforts to business planning and development.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”).  The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Income from film productions is derived from foreign, home video and television sales of third-party films for which production and/or prints and advertising have been financed by the Company. A significant portion of participation income is paid to the Company based on the timetable associated with participation statements generated by third party processors, and is not typically known by the Company on a timely basis.  This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties.   When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of fees, which are included as a component of cost of revenue. Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred production revenue.

The Company recognizes income from consulting services over the life of the contract as the services are provided.

Production Costs

Production costs are accounted for pursuant to SOP No. 00-2. The cost of production for infomercials, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program.  Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value.  These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization.  If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value.  All exploitation costs, including advertising and marketing costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

As of 31 August  2008 and 2007, the Company reported $216,644 and NIL respectively.

A provision for impairment of trade and other receivables is established when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables. The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate.  The amount of the provision is recognized in the statement of income. The provision for trade receivables was assessed for the year ended 31 August 2008 and management concluded that no provision was required.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of SFAS Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying value of the Company's accounts receivable, advances from related parties, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

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

There were no dilutive financial instruments for the year ended 31 August 2008 or for the period from inception (18 August 2006) to 31 August 2008.

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

Goodwill and Intangible Assets

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the tangible and intangible assets acquired, less liabilities assumed, based on fair values.

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are not subject to amortization; however, goodwill and lived intangibles subject to an assessment for impairment, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Furniture and fixtures	7 years straight line
Equipment	5 years straight line
Leasehold improvements	3 years straight line

Recent Accounting Pronouncements

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 15 December 2006 and interim periods within those fiscal years. Management has determined that both of the agreements, as described in note 13, are affected by this pronouncement.  The Company filed a registration statement for the shares issued and the shares potentially issued under these agreements, which became effective 31 August 2007.  There are no further contingent payments related to these registration arrangements.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of  non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is  effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Statements on Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company has adopted this statement and it has not had a material effect on the Company's financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

4.   CAPITALIZED PRODUCTION COSTS

2008

Opening unamortized balance, 6 June 2008	$86,546
Production costs incurred	48,177
Write down of production costs	-
Amortization of production costs	-
Closing unamortized balance	$134,723

All capitalized production costs relate to projects in development. The Company expects 100% of the balance of capitalized production costs will be amortized within the next year.

5.   ADVANCES TO RELATED PARTY

These advances are unsecured, non interest bearing with no formal terms of repayment. As of 31 August 2008, advances to related parties amounted to $76,798 (31 August 2007 - $Nil). These advances were made to a company controlled by the spouse of a director and shareholder of the Company.

6.   PRODUCTION LOANS AND ACCRUED INTEREST

The Company provides production financing to National Lampoon, Inc., corporate shareholder (NL) that shares certain directors and officers of Red Rock Pictures Holdings Inc.  The production advances bear interest at a rate of 10% per annum, has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan and are repayable from 100% of any and all net revenues from each picture.  The financing agreements allows for the Company to advance up to $2,000,000 per picture production.  In addition, the Company has a financing agreement with NL to fund print and advertising costs on the distribution of various films for a total advances of up to $2,000,000.   At 31 August 2008 the Company had advanced $3,710,898 and has recorded $450,879 in accrued interest for a total of $4,161,777.  In addition to the interest on these advances, the Company is entitled to receive a net profit participation of twenty five percent (25%) of all net contingent profits from the distribution of the respective pictures and five percent (5%) of all net contingent profits from the distribution of the films related to the print and adverting financing agreement.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

6.   PRODUCTION LOANS AND ACCRUED INTEREST (Continued)

Outstanding production loans to and accrued interest with NL consist of the following as of 31 August 2008:

	2008	2007

Bag Boy Productions, Inc., a wholly-owned subsidiary of NL	$1,673,915	$1,719,884
Ratko Productions, Inc., a wholly-owned subsidiary of NL	2,163,992	1,964,207
General print and advertising	323,870	-
Less current portion	(1,396,470)	(3,684,091)
Long term portion of production loans and interest	$2,765,307	$-

Bag Boy Productions, Inc. - As a result of a modification on 31 October 2008 to this financing agreement with NL, repayment of this loan will now be received no later than 14 March 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of 31 August 2008, the Company had a loan balance of $1,465,000 in principal and $208,915 in interest under this financing agreement for a total of $1,673,915.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $356,951 during the 2009 fiscal year, $475,935 during the 2010 fiscal year, and $237,968 during the 2011 fiscal year.

Ratko Productions, Inc. - As a result of a modification on 31 October 2008 to this financing agreement with NL, repayment of this loan will now be received no later than 31 January 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of 31 August 2008, the Company had a loan balance of $1,922,028 in principal and $241,964 in interest under this financing agreement for a total of $2,163,992.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $715,649 during the 2009 fiscal year, $954,201 during the 2010 fiscal year, and $477,100 during the 2011 fiscal year.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

7.   ADVANCES FROM RELATED PARTIES

On 8 June 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc. as described in note 6.

In addition, on 7 July 2007 the Company issued to Williams-Laikin 521,866 shares of the company’s common stock which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).

In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date. During the year ended 31 August 2008 the Company issued 11,440,662 shares pursuant to this requirement and have been valued at the market value of the common stock on the date of issue.

During the year ended 31 August 2008 the loan agreement with Daniel Laikin was amended from $1,000,000 to $900,000.

In addition the Company has received advances from  a company controlled by the spouse of a director and shareholder of the Company.  These advances are unsecured, non interest bearing with no formal terms of repayment.  As of 31 August 2008, advances to related parties amounted to $47,000 (31 August 2007 - $Nil).

8.   CONSULTING TO RELATED PARTY

The Company's consulting revenue is from a related party, National Lampoon, Inc., a corporate shareholder (NL) that shares certain directors and officers of Red Rock Pictures Holdings Inc.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

9.   INTANGIBLE ASSETS

      The following sets forth the intangible assets, excluding goodwill, by major category:

	Cost	Accumulated Amortization	Net Book Value 2008	Net Book Value 2007

Completed technology	$446,611	$(22,331)	$424,280	$-
	$446,611	$(22,331)	$424,280	$-

The completed technology relates to the intangible assets that were identified by management in the acquisiton of Studio Store Direct, Inc., as described in note 1. Management identified completed technolgy and processess for embedding direct response programs directly onto motion picture digital video disc’s ("DVD's"). It was determined that the estimated useful life of this technology was five years and accordingly the cost of this technology is being amortized over five years using the straight line method.

10.COMMITMENTS AND CONTINGENCY

In September 2006, the Company entered into a premises lease for a period of two years, commencing on 6 September 2006 and terminating on 6 September 2008.  The annual lease payment is $24,000.

The Company's subsidiary, Studio Store Direct Inc., leases office space from an unrelated third-party under a non-cancelable operating lease expiring in 2009.  Future minimum lease payments are $17,094 for fiscal 2009.

The Company is a defendant in a lawsuit from a complaint filed in the Stae of Nevada on 27 October 2008, whereby the plaintiff has requested relief in excess of $60,000 for an alleged material breach of contract. The Company maintains that the claim is frivolous and has also filed a counterclaim for damages. The Company therefore believes no accrual is necessary in the financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

11.COMMON STOCK

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

On 19 February 2007, the Company adopted the 2006 Equity Incentive Plan (the "Plan"), as discussed in note 12, and as such issued 1,200,000 shares of common stock to people as compensation for services and as incentive to take a position on the board of directors.  In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the fair value of the shares issued was used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was complete. This date was 19 December 2006 at which time the stock was valued at $2.48.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

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

In April 2007 the Company issued 112,495 common shares to investment groups for services, including 3,750 shares issued to Newbridge Securities Corporation for acting as the Company’s exclusive placement agent in connection with the sale of the Company’s common stock to Cornell Capital Partners, LP ("Cornell") and 108,475 shares to Cornell, pursuant with Standby Equity Distribution Agreement with Cornell.  This agreement was cancelled on 6 July 2007.  These shares were valued at their market value on the date of issue and have been recorded as a reduction of equity as the services relate to raising capital.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

11. COMMON STOCK (Continued)

On 7 July 2007 the Company issued to Williams-Laikin 521,866 shares of it’s common stock as part of loan agreements entered into as discussed in note 7 and have been valued at the market value of the common stock on the date of issue.

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

In September 2007 the company issued 3,000,000 shares pursuant to an agreement as discussed in note 13. These shares were held as collateral subject to the terms of the original agreement. The Company released the 3,000,000 shares, held as a collateral, of its common stock pursuant to a cancellation agreement, as discussed in note 13. The Company also issued an additional 2,100,000 shares in February 2008 pursuant to this agreement and have been valued at the market value of the common stock on the date of issue.

In December 2007 the Company issued 11,440,662 shares of it’s common stock as part of loan agreements entered into as discussed in note 7 and have been valued at the market value of the common stock on the date of issue.

In February 2008 the Company issued 2,000,000 shares of it’s common stock as part of loan agreements entered into as discussed in note 7 and have been valued at the market value of the common stock on the date of issue.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

11.COMMON STOCK (Continued)

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

In March 2008 the Company issued 521,866 restricted shares of the Company's common stock to Williams-Laikin as per their promissory note with the Company, as discussed in note 7, and have been valued at the market value of the common stock on the date of issue.

During the year ended 31 August 2008 the Company issued 713,846 shares for services and have been valued at the market value of the common stock on the date of issue.

In June 2008 the Company issued 11,000,000 shares of its common stock in exchange for 100% the common shares of Studio Store Direct, Inc., as discussed in note 1.

12. STOCK OPTION AND EQUITY INCENTIVE PLAN

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

12. STOCK OPTION AND EQUITY INCENTIVE PLAN (Continued)

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

On 15 June 2008 the Company granted 300,000 stock options under the Plan at an exercise price of $0.06 that vested immediately. These options were valued at a price of $0.07 per share or $3,057 have been expensed immediately and included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.06; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of 0.1 years; an estimated risk free rate of 1.86% based on the one month US Treasury zero-coupon yield curve;

On 26 June 2008 in accordance with the execution of an employment agreement the Company granted 2,000,000 stock options under the Plan at an exercise price of $0.07 that vest over  five years and with an expiration date of ten years. These options were valued at a price of $0.0275 per share or $55,000 amortized over the vesting period of five years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.07; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of 5 years; an estimated risk free rate of 3.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of five years, commencing on the grant date of 26 June 2008.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

12. STOCK OPTION AND EQUITY INCENTIVE PLAN (Continued)

On 26 June 2008 in accordance with the execution of an employment agreement  the Company granted 1,000,000 stock options under the Plan at an exercise price of $0.07 that vest over  five years and with an expiration date of ten years. These options were valued at a price of $0.0275 per share or $27,000 amortized over the vesting period of five years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.07; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of 5 years; an estimated risk free rate of 3.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of five years, commencing on the grant date of 26 June 2008.

During the year ended 31 August 2008 the Company issued 2,353,846 shares as part of the Plan that have been valued at the market value of the common stock on the date of issue.

13. AGREEMENTS

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000. As collateral for the convertible note payable the Company issued 3,000,000 shares of the Company common stock, which were registered in the Company's SB2 Registration Statement on 30 August 2007.  In the event that the Company defaults, IFG may immediately release the shares in full satisfaction of the Note. In the event that the note is paid in full prior to or upon maturity the shares shall be returned to the Company.

In February 2008 the Company issued an additional 2,100,000 shares to IFG pursuant to the Agreement and have been valued at the market value of the common stock on the date of issue.

On 31 August 2008, the company entered into a cancellation agreement with IFG. Pursuant to this agreement the Company shall forever release and discharge IFG of any and all of its obligations under the original note, including any obligation to pay principal and interest.  The Company has also agreed on release of collateral shares to IFG.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

14. SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended 31 August 2008 and 2007 and for the period from the date of inception (18 August 2006) to 31 August 2008, there was no interest or taxes paid by the Company.

During the year ended 31 August 2008 16,816,374 (2007 - 3,384,361) common shares were issued valued at $893,239 for services rendered, as discussed in note 11.

In June 2008 the Company issued 11,000,000 shares of its common stock in exchange of 100% the common shares of Studio Store Direct, Inc.

15. INCOME TAXES

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

As at 31 August 2008 and 2007, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 15, 2008	By: /s/ Reno Rolle
Reno Rolle
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 15, 2008	By: /s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer