Form 10-K/A
period 2008-08-31
RED ROCK PICTURES HOLDINGS, INC
filed 2008-12-17
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1 TO FORM 10-K

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

The above transaction has been accounted for as a reverse merger (recapitalization) with Red Rock Pictures, Inc. being deemed the accounting acquirer and Maneki Mining Inc. being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since August 18 , 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc. , the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement were consummated on August 31 , 2006 and Maneki now owns 100% of the equity interests of Red Rock Pictures, Inc.  On  October 31 , 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

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

                  Our operating subsidiary Stutio Store Direct Inc.’s principal offices are located at 374 Poli Street, Ventura, CA  93001 . The Company's leases its office space from an unrelated third-party under a non-cancelable operating lease expiring in 2009.  Future minimum lease payments are $14,652 for the remainder of the December 31 , 2008 calander year and $4,884 for the calander year ended December 31 , 2009.

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

Recent Sales of Unregistered Securities

                 As previously disclosed in the Current Report on Form 8-K filed by the Company on June 12 , 2008, the Company issued 11,000,000 shares of its common stock to the stockholders of Studio Store Direct, Inc. as consideration for the acquisition by the Company of all of the outstanding capital stock of Studio Store Direct, Inc. stockholders. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Plan of Operation

Overview

We were originally incorporated in Nevada on November 22 , 2004 as a development stage company in the business of mineral exploration.  On December 3 , 2004, we entered in a Mineral Lease Agreement whereby we leased from Ammetco Resources a total of eight (8) unpatented lode mining claims which we refer to as the Poison Gulch mineral claims.  The Poison Gulch mineral claims are located in Owyhee County, Idaho.  We leased the mineral claims from Ammetco Resources of Vancouver B.C., Canada.  The Poison Gulch claims are 100% owned by Nevada Mine Properties II, Inc. of Reno, Nevada.

Upon the effectiveness of the merger in fiscal 2006 with Red Rock, we have succeeded to the business of Red Rock, which will be continued as our sole line of business. Based upon the same, we are engaged in the finance, production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.  We were founded in 2006 to leverage the experience and expertise of its management team and exploit emerging opportunities in traditional and digital media and entertainment. Our primary business model revolves around the control of entertainment properties that we may develop, acquire, produce and/or finance.  We will also be involved in the funding of motion pictures and other entertainment and media properties, both for our own library and development activities as well as in partnership with outside producers. We currently have interest revenues of $362,444 for the twelve months ended August 31, 2008 from production advances, and we expect to derive future revenues from the worldwide exploitation of our entertainment properties across multiple media and distribution channels.

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

Comparison of Fiscal Years Ended August 31, 2008 and 2007

Revenue

                  Revenue was $ 934,067 and $139,154 for the years ended August 31 , 2008 and 2007, respectively.  Revenues from interest on production advances increased $ 381,3 21 or 270% to $520,475 as compared to $ 139,154 for the years ended August 31 , 2008 and 2007, respectively.  The increase is due to the increase in production advances compared to the prior year.

Costs and Expenses

                  Cost and expenses was $965,889 compared to $5,051,467 for the years ended August 31 , 2008 and 2007, respectively.   This decrease of $4,094,578 was due to a marginal increase in expenses related to SSD acquisition offset by a decrease of $3,604,650 in stock based compensation expense, $341,185 in advertising and promotion expenses, $120,963 in salary and wages and a $32,712 in professional fees.  The remaining nominal difference is due to normal fluctuations in operating expenses due to business operations.

Capital Resources and Liquidity

As of August 31, 2008 we had $5,923 in cash and a working capital deficiency of $705,744 .  A substantial amount of cash will be required in order to commence operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

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

                  In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the period ended May 31 , 2008.

                 On August 31, 2008, the company entered into a cancellation agreement with IFG. Pursuant to this agreement the Company shall forever release and discharge IFG of any and all of its obligations under the original note, including any obligation to pay principal and interest.  The Company has also agreed on release of collateral shares to IFG.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                 Our Consolidated Financial Statements are annexed to this Report as pages F-2 through F- 23 . An index to such materials appears on page F-1.

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

ITEM 9A .CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of August 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Our directors and officers, as of December 16 , 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

Robert L. Levy – Director and Chairman of the Board

Mr. Levy became our President and Chief Executive Officer on September 13 , 2006.  On June 6, 2008, Mr. Levy resigned as the Company’s President and Chief Executive Officer.  Mr. Levy is the Company’s current Chairman of the Board.

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

Employment Agreements

                 On June 1 , 2008, the Company entered into an employment agreement with the President and Chief Executive Officer, Reno Rolle.   The agreement is in effect for two years and shall automatically renew for successive one year periods unless the Company’s Board of Driectors elects not to renew the employment agreement.  The employment agreement provides for compensation of $240,000 per annum of which amount can be paid in cash and common shares of the Company.  The percentage of cash versus common shares shall be mutually agreed upon between Mr. Rolle and the Company’s Board of Directors.  Mr. Rolle is eligible for an annual bonus program.  The amount of the bonus will be negotiated in good faith and mutually agreed upon by Mr. Rolle and the Board of Directors of the Company.  The annual bonus will be paid one-half in stock and one-half in cash.  Additionally, Mr. Role received options to purchase 2,000,000 shares upon the execution of the employment agreement and will be entitled to purchase an additional 2,000,000 annually at “no par value”.   The options vest over a five year period.

                On June 1 , 2008, the Company entered into an employment agreement with the Chief Financial Officer, Lorraine Evanoff.  The employment agreement provides for compensation of $20,000 per annum and options to purchase 300,000 of the Company’s shares at a strike price of $0.06 per share.  For each additional year of employment Ms. Evanoff will be granted an additional option to purchase 200,000 shares of the Company’s common stock at a strike price equal to market value the date of the grant and will vest over three years.  The agreement is terminable at will.

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

ITEM 12 . SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Jay Koh 8228 Sunset Blvd. 3 rd Floor Los Angeles, CA 90046

All directors and executive officers as a group (1 in number)

    (1) The person listed is an officer and/or director of the Company.
  (2) Based on 101,484,335shares of common stock issued and outstanding as of 14 December, 2008.

ITEM 13 . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)             Documents filed as part of this report:

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Form 10-SB filed on 14 March, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on 14 March, 2006

14	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)     Reports of Form 8-K filed in fourth quarter of the fiscal year and subsequent event period:

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 17 , 2008	By: /s/ Reno Rolle
Reno Rolle
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 17, 2008	By: /s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2008

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

31 AUGUST 2008

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Loss and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Rock Pictures Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Red Rock Pictures Holdings, Inc. and Subsidiaries, a development stage company, as of 31 August 2008 and 2007 and the related statements of loss and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended 31 August 2008 and 2007 and for the period from 18 August 2006 (date of inception) to 31 August 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Red Rock Pictures Holdings, Inc. and Subsidiaries, a development stage company, as of 31 August 2008 and 2007 and the related statements of loss and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended 31 August 2008 and  the period from 18 August 2006 (date of inception) to 31 August 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2, the Company has not established a significant source of revenue, has working capital deficiencies and has suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
12 December 2008

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	31 August 2008	31 August 2007
ASSETS
Current Assets
Cash	$5,932	$9,936
Accounts receivable	216,644	-
Advances to related party	76,798	-
Capitalized production costs	134,723	-
Prepaid expenses and deposits	10,745	2,137
Production loans and accrued interest - current portion	1,396,470	-

Total Current Assets	1,841,312	12,073

Long Term Assets
Production loans and accrued interest	2,923,337	3,822,264
Property and equipment	25,707	-
Intangibles	424,280	-
Goodwill	450,338	-

Total Long Term Assets	3,823,662	3,822,264

Total Assets	$5,664,974	$3,834,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$127,720	$39,468
Accrued liabilities	32,290	15,000
Advances from shareholders	63,636	68,172
Deferred production revenue	326,000	-
Advances from related parties	1,997,410	2,030,608

Total Liabilities	2,547,056	2,153,248

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 95,350,735 shares issued and outstanding (2007 - 64,534,361)	95,351	64,535
Additional paid-in capital	8,200,769	6,641,843
Deficit accumulated during the development stage	(5,178,202)	(5,025,289)

Total Stockholders' Equity	3,117,918	1,681,089

Total Liabilities and Stockholders' Equity	$5,664,974	$3,834,337

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Year Ended 31 August 2008	For the Year Ended 31 August 2007	For the Period from Inception (18 August 2006) to 31 August 2008

REVENUE
Distribution profit participation	$23,448	$-	$23,448
Print and advertising premium fees	188,696	-	188,696
Interest on production advances	520,475	139,154	659,629
Consulting	198,500	-	198,500
Other	2,948	-	2,948

	934,067	139,154	1,073,221
COSTS AND EXPENSES
Costs of distribution profit participation	3,517	-	3,517
Stock based compensation	714,743	4,319,393	5,034,135
Professional fees	58,925	91,637	165,570
Salaries and wages	57,141	178,104	235,244
Office and general	56,585	88,333	145,520
Rent	32,426	24,000	56,426
Advertising and promotion	8,815	350,000	358,815
Amortization of intangible assets	22,331	-	22,331
Amortization of tangible assets	2,406	-	2,406

TOTAL OPERATING EXPENSES	956,889	5,051,467	6,023,964

LOSS FROM OPERATIONS	(22,822)	(4,912,313)	(4,950,743)
Financial	(130,091)	(30,865)	(160,957)

NET LOSS AND COMPREHENSIVE LOSS	$(152,913)	$(4,943,178)	$(5,111,700)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	81,226,205	61,880,348

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

	Common Stock			Accumulated		Total
	Shares	Amount	Additional Paid In Capital	Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity (Deficit)
Issuance of common stock at inception	2,080,000	$2,080	$-	$-	$-	$2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270	-	-	(66,501)	(8,231)
Net loss	-	-	-	-	(15,610)	(15,610)

Balance, 31 August 2006	60,350,000	60,350	-	-	(82,111)	(21,761)
Common shares issued for cash, net of financing fees	800,000	800	1,647,089	-	-	1,647,889
Common shares issued for services and accounts payable	3,384,361	3,385	4,682,781	-	-	4,686,166
Stock options granted	-	-	311,973	-	-	311,973
Net loss	-	-	-	-	(4,943,178)	(4,943,178)

Balance, 31 August 2007	64,534,361	$64,535	$6,641,843	$-	$(5,025,289)	$1,681,089
Common shares issued for services	40,000	40	28,245	-	-	28,285
Common shares issued for cash, net of financing fees	19,776,374	19,776	195,224	-	-	215,000
Stock options granted	-	-	686,457	-	-	686,457
Acquisition of the net assets of Studio Store Direct Inc.	11,000,000	11,000	649,000	-	-	660,000
Net loss	-	-	-	-	(152,913)	(152,913)

Balance, 31 August 2008	95,350,735	$95,351	$8,200,769	$-	$(5,178,202)	$3,117,918

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended 31 August 2008	Year Ended 31 August 2007	Period from Inception (18 August 2006) to 31 August 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,913)	$(4,943,178)	$(5,111,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	28,285	4,686,166	4,714,451
Stock options granted	686,457	311,973	998,430
Amortization	24,737	-	24,737
Changes in operating assets and liabilities:
Notes receivable	-	-	(820)
Accounts receivable	(212,144)	-	(212,144)
Increase in capitalized production costs	(48,177)	-	(48,177)
Prepaid expenses and deposits	(5,765)	(2,137)	(7,003)
Accounts payable	4,520	39,468	58,523
Accrued liabilities	12,406	(4,635)	7,771
Deferred production revenue	30,000	-	30,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	367,406	87,657	454,068

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(497,543)	(3,821,444)	(4,318,987)
Cash received in acquisition of Studio Store Direct, Inc.	47,788	-	47,788

NET CASH USED IN INVESTING ACTIVITIES	(449,755)	(3,821,444)	(4,271,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	(63,457)	64,141	684
Advances from related parties	(73,198)	2,030,608	1,957,410
Issuance of common stock, net of financing fees	215,000	1,647,889	1,864,969

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,345	3,742,638	3,823,063

NET (DECREASE) INCREASE IN CASH	(4,004)	8,851	5,932

CASH, BEGINNING OF PERIOD	9,936	1,085	-

CASH, END OF PERIOD	$5,932	$9,936	$5,932

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

Organization

In August 2006, Red Rock Pictures, Inc. consummated a share exchange agreement, whereby 100% of its shares were acquired by Maneki Mining Inc. ("Maneki"), a Nevada corporation, in exchange for 1,800,000 shares of Maneki.  As a result of the transaction, the former shareholders of the Red Rock Pictures, Inc. received approximately 51% ownership of Maneki.  The merger was therefore accounted for as a recapitalization of the Red Rock Pictures, Inc. into a shell company.  Accordingly, the issuance of shares were recorded by eliminating Maneki's assets, share capital and earnings and the historical financial information presented in the financial statements is that of Red Rock Pictures, Inc. (since 18 August 2006 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of Red Rock Pictures, Inc., the accounting acquirer, has been carried over in the recapitalization.  In addition, Maneki agreed to cancel 1,500,000 shares of its common stock.  The terms of the Agreement were consummated on 31 August 2006 giving Maneki a 100% equity interest in Red Rock Pictures, Inc.

On 31 October 2006, Maneki Mining Inc. filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings, Inc.

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

Organization (Continued)

Based on the provisions of the Agreement between the two companies and valuations of the fair market value of the assets and liabilities of SSD, the allocation of the purchase price was as follows for the undernoted consideration:

Net Assets Acquired:

5 June 2008
Cash and cash equivalents	$47,788
Accounts receivable, no allowance	4,500
Loan from related party	76,798
Property and Equipment	28,113
Capitalized production costs	86,546
Other assets	2,793
Goodwill	450,388
Intangible assets acquired - completed process and technology	446,610
Book value of net liabilities acquired	(483,536)
Net Assets Acquired	$660,000

Consideration Given:

Issuance of 11,000,000 common shares at $0.06 per share (valued at the average price two days before and after the measurement date)	$660,000

2.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception, do not have significant sources of revenue and have working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

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

The Company provides production financing to National Lampoon, Inc., a corporate shareholder ("NL") that shares certain directors and officers of Red Rock Pictures Holdings Inc.  The production advances bear interest at a rate of 10% per annum, has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan and are repayable from 100% of any and all net revenues from each picture.  The financing agreements allows for the Company to advance up to $2,000,000 per picture production.  In addition, during the third quarter 2008, the Company entered into an agreement with NL whereby the Company agreed to advance funding to NL for distribution and prints and advertising services for certain titles released by NL for total advances of up to $2,000,000.   At 31 August 2008 the Company had advanced $3,813,964 and has recorded $505,843 in accrued interest for a total of $4,319,807.  In addition to the interest on these advances, the Company is entitled to receive a net profit participation of twenty five percent (25%) of all net contingent profits from the distribution of the respective pictures and five percent (5%) of all net contingent profits from the distribution of the films related to the print and adverting financing agreement.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

6.	PRODUCTION LOANS AND ACCRUED INTEREST (Continued)

Outstanding production loans to and accrued interest with NL consist of the following as of 31 August 2008:

	2008	2007

Bag Boy Productions, Inc., a wholly-owned subsidiary of NL	$1,077,635	$1,719,884
Ratko Productions, Inc., a wholly-owned subsidiary of NL	2,163,992	1,964,207
Natioanl Lampoon, Inc. - print and advertising	1,078,180	-
Less current portion	(1,396,470)	-
Long term portion of production loans and interest	$2,923,337	$3,684,091

Bag Boy Productions, Inc. - As a result of a modification on 31 October 2008 to this financing agreement with NL, repayment of this loan will now be received no later than 14 March 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of 31 August 2008, the Company had a loan balance of $813,756 in principal and $263,879 in interest under this financing agreement for a total of $1,077,635.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $356,951 during the 2009 fiscal year, $475,935 during the 2010 fiscal year, and $237,968 during the 2011 fiscal year.

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

10.	COMMITMENTS AND CONTINGENCY

The Company's principal offices are located at 8228 Sunset Boulevard, 3rd Floor, Los Angeles, California.  The Company leases the premises from National Lampoon, Inc. pursuant to a sublease for two years which became a month-to month lease thereafter.  The sublease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index. The monthly lease rate is $2,000 per month.

The Company's subsidiary, Studio Store Direct Inc., leases office space from an unrelated third-party under a non-cancelable operating lease expiring in 2009.  Future minimum lease payments are $17,094 for fiscal 2009.

The Company is a defendant in a lawsuit from a complaint filed in the Stae of Nevada on 27 October 2008, whereby the plaintiff has requested relief in excess of $60,000 for an alleged material breach of contract. The Company maintains that the claim is frivolous and has also filed a counterclaim for damages.  The Company has therefore not accrued any potential contingency in the financial statements.

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

In September 2007 the Company issued 3,000,000 shares pursuant to an agreement as discussed in note 13. These shares were held as collateral subject to the terms of the original agreement.  The Company released the 3,000,000 shares, held as a collateral, of its common stock pursuant to a cancellation agreement, as discussed in note 13.  The Company also issued an additional 2,100,000 shares in February 2008 pursuant to this agreement. The total effect of the transactions with IFG was that the Company issued 5,100,000 shares for total proceeds of $215,000.

In December 2007 the Company issued an additional 12,000,662 shares of it’s common stock in accordance with loan agreements entered into as discussed in note 7.

In January 2008 the Company issued an additional 153,846 shares of it’s common stock in accordance with loan agreements entered into as discussed in note 7.

In February 2008 the Company issued an additional 2,000,000 shares of it’s common stock in accordance with loan agreements entered into as discussed in note 7.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

11.	COMMON STOCK (Continued)

In March 2008 the Company issued 150,000 shares for film distribution services rendered to the Company, valued at the market value of the common stock on the date of issue.

In March 2008 the Company cancelled 110,000 shares originally issued for services in July 2007.

In March 2008 the Company issued an additional 521,866 shares of it’s common stock in accordance with loan agreements entered into as discussed in note 7.

In June 2008 the Company issued 11,000,000 shares of its common stock in exchange for 100% the common shares of Studio Store Direct, Inc., as discussed in note 1.

12.STOCK OPTION AND EQUITY INCENTIVE PLAN

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

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 that vest over three years and with an expiration date of seven years. These options were valued at a price of $0.85 per share or $2,041,608 amortized over the vesting period of three years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $2.56; stock price on the date of grant $2.57; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 4.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of three years, commencing on the grant date of 14 March 2007.

In March 2008 the Company issued 150,000 shares for film distribution services rendered to the Company, valued at the market value of the common stock on the date of issue.

On 15 June 2008 the Company granted 300,000 stock options under the Plan at an exercise price of $0.06 that vested immediately.  These options were valued at a price of $0.07 per share or $3,057 have been expensed immediately and included as stock based compensation in the consolidated statement of loss. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.06; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 1.86% based on the one month US Treasury zero-coupon yield curve;

On 26 June 2008 in accordance with the execution of an employment agreement the Company granted 2,000,000 stock options under the Plan at an exercise price of $0.07 that vest over  five years and with an expiration date of ten years.  These options were valued at a price of $0.0275 per share or $55,000 amortized over the vesting period of five years from the grant date and have been included as stock based compensation in the consolidated statement of loss. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.07; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 3.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of five years, commencing on the grant date of 26 June 2008.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

12.	STOCK OPTION AND EQUITY INCENTIVE PLAN (Continued)

On 26 June 2008 in accordance with the execution of an employment agreement, the Company granted 1,000,000 stock options under the Plan at an exercise price of $0.07 that vest over  five years and with an expiration date of ten years.  These options were valued at a price of $0.0275 per share or $27,000 amortized over the vesting period of five years from the grant date and have been included in as stock based compensation in the consolidated statement of loss. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.07; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 3.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of five years, commencing on the grant date of 26 June 2008.

During the year ended 31 August 2008 the Company issued a net amount of 40,000 shares as part of the Plan, for services rendered, that have been valued at the market value of the common stock on the dates of issue.

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

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000.  As collateral for the convertible note payable the Company issued 3,000,000 shares of the Company's common stock to be held in escrow.  In the event that the Company defaults, IFG may immediately release the shares in full satisfaction of the convertible note.  In the event that the convertible note is paid in full prior to or upon maturity the shares shall be returned to the Company.  The Company issued an additional 2,100,000 shares to IFG pursuant to the Agreement throughout the year ended 31 August 2008.

On 31 August 2008, the company entered into a cancellation agreement with IFG.  Pursuant to this agreement the Company shall forever release and discharge IFG of any and all of its obligations under the original note, including any obligation to pay principal and interest.  The Company has also agreed on release of collateral shares to IFG.  The total effect of the transactions with IFG was that the Company issued 5,100,000 shares for total proceeds of $215,000.

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

During the year ended 31 August 2008 40,000 (2007 - 3,384,361) common shares were issued valued at $28,285 for services rendered, as discussed in note 11.

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