Form 10-Q
period 2008-11-30
RED ROCK PICTURES HOLDINGS, INC
filed 2009-01-20
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-108690

RED ROCK PICTURES HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8228 Sunset Boulevard, 3 rd Floor, Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2009: 103,650,335 shares of common stock.

  RED ROCK PICTURES HOLDINGS, INC.

Form 10-Q

Three Months Ended November 30, 2008 and 2007

___________________

TABLE OF CONTENTS
___________________

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Red Rock Pictures Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Red Rock Pictures Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 19-22. Because of these and other factors that may affect Red Rock Pictures Holdings Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Red Rock Pictures Holdings, Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2008 (Unaudited)	August 31, 2008
ASSETS
Current Assets
Cash	$1,644	$5,932
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $Nil at November 30, 2008 and August 31, 2008, respectively	314,138	216,644
Advances to related party	75,798	76,798
Capitalized production costs	112,648	134,723
Prepaid expenses and deposits	23,097	10,745
Production loans and accrued interest - current portion	1,396,470	1,396,470

Total Current Assets	1,923,795	1,841,312

Long Term Assets
Production loans and accrued interest	1,936,157	1,845,157
Print and advertising funding	1,144,641	1,078,180
Property and equipment, net	23,302	25,707
Intangibles, net	401,950	424,280
Goodwill	450,338	450,338

Total Long Term Assets	3,956,338	3,823,662

Total Assets	$5,880,183	$5,664,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$114,331	$127,720
Accrued liabilities	91,669	32,290
Advances from shareholders	66,716	63,636
Deferred production revenue	200,000	326,000
Advances from related parties	2,171,709	1,997,410

Total Liabilities	2,644,425	2,547,056

Going Concern and Contingency

Stockholders' Equity
Preferred stock , $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 101,650,335 and 95,350,735 shares issued and outstanding at November 30, 2008 and August 31, 2008	101,650	95,351
Additional paid- in capital	8,630,888	8,200,769
Deficit	(5,496,780)	(5,178,202)

Total Stockholders' Equity	3,235,758	3,117,918

Total Liabilities and Stockholders' Equity	$5,880,183	$5,664,974
The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30 2008 (Unaudited)	For the Three Months Ended November 30, 2007 (Unaudited)

REVENUE
Production revenue	$183,650	$-
Print and advertising premium fees	69,844	-
Interest on production advances	91,000	89,332

	344,494	89,332
COSTS AND EXPENSES
Amortization of capitalized production costs	34,081	-
Stock based compensation	414,267	170,167
Professional fees	88,081	9,973
Salaries and wages	18,575	14,372
Office and general	14,902	18,673
Bad debt expense	30,000	-
Rent	6,840	6,000
Amortization of intangible assets	22,330	-

TOTAL COSTS AND EXPENSES	629,076	219,185

LOSS FROM OPERATIONS	(284,582)	(129,853)
Interest expense	(34,000)	(52,472)

NET LOSS AND COMPREHENSIVE LOSS	$(318,582)	$(182,325)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	96,350,599	62,013,856

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended November 30, 2008 (Unaudited)	Three Months Ended November 30, 2007 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318,582)	$(182,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	414,267	170,176
Common stock issued for accounts payable	22,155
Increase in allowance for doubtful accounts	30,000
Depreciation and amortization	24,735	-
Amortization of capitalized production costs	34,081
Accrued interest on convertible note	-	17,568
Changes in operating assets and liabilities:
Accounts receivable	(127,494)	-
Increase in capitalized production costs	(12,006)	-
Prepaid expenses and deposits	(12,352)
Accounts payable and accrued liabilities	45,990	11,223
Deferred production revenue	(126,000)	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(25,206)	16,642

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(66,461)	(93,432)
Print and advertising funding and accrued interest	(91,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(157,461)	(93,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	3,080	(91,700)
Advances from related parties	175,299	34,904
Proceeds from convertible debenture	-	125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	178,379	68,204

NET DECREASE IN CASH	(4,288)	(8,586)

CASH, BEGINNING OF PERIOD	5,932	9,936

CASH, END OF PERIOD	$1,644	$1,350

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS
Unaudited
Three Months Ending November 30, 2008 and 2007

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

As used in this report, "Red Rock Pictures Holdings, Inc.", "the Company", "us”, “we," "our" and similar terms include Red Rock Pictures Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006.  The Company engages in the business of developing, financing, producing and licensing feature-length motion pictures worldwide.

Basis of Presentation

Effective September 1, 2008, the Company determined that it has emerged from its development stage as is therefore no longer presenting development stage financial information as such.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2008.  Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2009.

Use of Estimates

The preparation of our financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods.  We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, share-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other contingencies.  We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“ SOP 00- 2”).  The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Income from film productions is derived from foreign, home video and television sales of third-party films for which production and/or prints and advertising have been financed by the Company. A significant portion of participation income is paid to the Company based on the timetable associated with participation statements generated by third party processors, and is not typically known by the Company on a timely basis.  This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties.   When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of fees, which are included as a component of cost of revenue. Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred production revenue.

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

Customer Concentration

A majority of our revenue was recorded from one customer, National Lampoon, Inc., and its subsidiaries.  We generated $160,844 and $89,322 in revenue, or 47% and 100% of total revenue, for the three months ended November 30, 2008 and 2007, respectively.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations, or FAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of the provisions of FAS 141(R) will materially impact our consolidated financial position and consolidated results of operations.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or FAS 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We do not believe that the adoption of the provisions of FAS 160 will materially impact our consolidated financial position and consolidated results of operations.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. FAS 161is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe that the adoption of the provisions of FAS 160 will materially impact our consolidated financial position and consolidated results of operations.

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

4.	ADVANCES TO RELATED PARTY

These advances are unsecured, non interest bearing and due on demand.  As of November 30, 2008 and August 31, 2008, advances to related parties were $75,798 and $76,798, respectively. These advances were made to a company controlled by the spouse of a director and shareholder of the Company.

5.	CAPITALIZED PRODUCTION COSTS

All capitalized production costs relate to projects in development. The Company expects 100% of the balance of capitalized production costs will be amortized within the next year.  The table below displays the activity during the three months ended November 30, 2008:

Fiscal Year 2009

Opening unamortized balance, August 31, 2008	$134,723
Production costs incurred	12,006
Amortization of capitalized production costs	(34,081)
Closing unamortized balance, November 30, 2008	$112,648

6.	PRODUCTION LOANS AND ACCRUED INTEREST

The Company provides production financing to National Lampoon, Inc., a corporate shareholder ("NL") that shares certain directors and officers of Red Rock Pictures Holdings, Inc.  The production advances bear interest at a rate of 10% per annum, has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan and are repayable from 100% of any and all net revenues from each picture.  The financing agreements allows for the Company to advance up to $2,000,000 per picture production.

Outstanding production loans to and accrued interest with NL consists of the following as of November 30, 2008 and August 31, 2008 was:

	As of November 30, 2008	As of August 31, 2008

Bag Boy Productions, Inc., a wholly-owned subsidiary of NL	$1,119,635	$1,077,635
Ratko Productions, Inc., a wholly-owned subsidiary of NL	2,212,992	2,163,992
Less current portion	(1,396,470)	(1,396,470)
Long term portion of production loans and interest	$1,936,157	$1,845,157

Bag Boy Productions, Inc. - As a result of a modification on October 31, 2006 to this financing agreement with NL, repayment of this loan will now be received no later than March 14, 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of November 30, 2008, the Company had a loan balance of $813,756 in principal and $305,879 in interest under this financing agreement for a total of $1,119,635.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows:  $356,951 during the 2009 fiscal year, $475,935 during the 2010 fiscal year, and $286,749 during the 2011 fiscal year.

Ratko Productions, Inc. - As a result of a modification on October 31, 2006 to this financing agreement with NL, repayment of this loan will now be received no later than January 31, 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of November 31, 2008, the Company had a loan balance of $1,922,028 in principal and $290,964 in interest under this financing agreement for a total of $2,212,992.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $715,649 during the 2009 fiscal year, $954,201 during the 2010 fiscal year, and $543,142 during the 2011 fiscal year.

7.	PRINT AND ADVERTISING FUNDING

During the third quarter of fiscal year 2008, the Company entered into an agreement with NL whereby the Company agreed to advance funding to NL for print and advertising services (P&A) for certain titles released by NL for total advances of up to $2,000,000.  The Company will be entitled to recoup its investment plus a premium of twenty percent (20%) of the amount funded.  In addition, the Company will be entitled to a five percent (5%) of all net contingent proceeds from the picture.

The agreement expressly states that NL is not a borrower or guarantor under any of the P&A funding  and the only recourse available to the Company is against the specific film funded, with no cross collateralization.  NL responsibility is to direct payments to the Company directly from any proceeds due from each picture prior to any payment to the picture or any affiliates.   At November 30, 2008 and August 31, 2008, the Company had advanced $1,144,641 and $1,078,180, respectively.

8.	ADVANCES FROM RELATED PARTIES

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

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

In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date. During the year ended August 31, 2008 the Company issued 11,440,662 share s pursuant to this requirement and has been valued at the market value of the common stock on the date of issue.

In addition the Company has received advances from a company controlled by the spouse of a director and shareholder of the Company.  These advances are unsecured, non interest bearing and due on demand.

9.	INTANGIBLE ASSETS

The completed technology relates to the intangible assets that were identified by management in the acquisition of Studio Store Direct, Inc.  Management identified completed technology and processes for embedding direct response programs directly onto motion picture digital video discs ("DVD's"). It was determined that the estimated useful life of this technology was five years and accordingly the cost of this technology is being amortized over five years using the straight line method.  The Company recorded $22,331 and $Nil for the three months ended November 30, 2008 and 2007, respectively.

The following table sets forth the intangible assets, excluding goodwill, by major category:

	Cost	Accumulated Amortization	Net Book Value at November 30, 2009

Completed technology	$446,611	$(44,661)	$401,950
	$446,611	$(44,661)	$401,950

10.	STOCK-BASED COMPENSATION AND PER SHARE INFORMATION

Stock-Based Compensation

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

See Note 12 regarding common shares issued during the three month ended November 30, 2008 for employee compensation, services and payment of a invoice for professional services.

During the three months ended November 30, 2008 and 2007, the Company recorded $174,267 and $170,167 in stock based compensation expense related to the issuance of stock options.

Net Income (Loss) Per Share — Basic and Diluted

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

11.  CONTINGENCY

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), was served a summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).

The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn has requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  We have retained counsel and are in the process of filing a counterclaim for damages against LivOn.   As of January 20, 2009, the Company maintains that the claim is frivolous and unfounded.

12.	EQUITY

On November 17, 2008, the Board of Directors authorized the Company to issue 5,000,000 shares to Reno Rollé, the Company’s President and Chief Executive Officer, at the closing market price on November 17, 2008.  The shares were issued per Mr. Rollé’s employment agreement with the Company.   The issuance of shares was recorded as an expense of $200,000 and is included in stock-based compensation expense in the accompanying consolidated statements of loss and comprehensive loss.

On November 17, 2008, the Board of Directors authorized the Company to issue 1,000,000 shares to a Director for services rendered.  The shares were issued at the closing market price on November 17, 2008.  The issuance of shares was recorded as an expense of $40,000 and is included in stock-based compensation expense in the accompanying consolidated statements of loss and comprehensive loss.

On November 25, 2008, the Company entered into an agreement with one of its vendors to issue shares in lieu of a cash payment for expenses incurred and outstanding.   The Company issued 166,000 shares of common stock to satisfy an outstanding balance owed of approximately $25,000.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended November 30, 2008 and 2007, there was no interest or taxes paid by the Company.

Throughout the quarter there were 6,166,000 shares issued valued at $240,000 for employee compensation expense and services rendered as discussed in note 12.   In addition, the Company issued 166,000 shares of common stock to satisfy an outstanding balance owed of approximately $25,000.

14.	INCOME TAXES

As of November 30, 2008, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

15.	SUBSEQUENT EVENTS

On January 8, 2009, the Company announced that it has entered into a definitive agreement to acquire New York based ComedyNet.TV, Inc. (“ComedyNet”), a leader in multimedia comedic content distribution.  Under the terms of the share exchange agreement, the Company will issue 68,000,000 common shares, or approximately forty percent (40%) of its outstanding common shares, in consideration for 100% of the issued and outstanding ComedyNet capital stock.  ComedyNet has arranged an initial investment of $500,000 into the combined company by a third-party investor, in the form of a Secured Convertible Note which is convertible at $0.25 per share. The acquisition, which is subject to satisfaction of due diligence, and other ordinary and customary closing conditions for a transaction of this type, is anticipated to close before the end of the second quarter, February 28, 2009.

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

Proposed Milestones to Implement Business Operations

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

The Company will continue to enter into agreements with strategic partners in the film development and production industry.  These partners will include film production entities such as National Lampoon, Inc., a current shareholder of the Company.  The Company expects to have at least the first two completed in fiscal 2008. The Company has entered into agreements to fund and co-fund production of a slate of National Lampoon branded moderately budgeted films.  These films will be distributed by and through National Lampoon, focused primarily on the college audience, but marketed and distributed to the general population.  The Company intends to fund P&A (Prints and Advertising) on these pictures to promote a limited release, less than 50 screens on the initial release.  In the event it is decided to release the picture on additional screens, the Company may either increase funding or work with a P&A lender to provide the additional funding required.  The terms of these agreements call for a ten percent (10%) annual interest rate and twenty-five (25%) percent net profit participation in the motion pictures after recoupment of all costs and distribution fees for funds advanced for film financings.   For funds advanced for P&A, the terms include a twenty percent (20%) return premium and a profit participation of up to ten percent (10%) of net profits in the motion pictures.

The Company intends to enter into agreements to fund and co-produce a slate of National Lampoon mid-budget films. As of November 30, 2008, no agreements yet have been made and identified to fund or co-produce.  However, it is our intent to enter into an agreement to release one National Lampoon film per year in this manner.  The distribution on these films will be controlled by National Lampoon, but will be for a wide theatrical release (1200+ screens).  The Company will share in all revenue generated from these pictures, including theatrical, home video (DVD), foreign sales, PPV/VOD, and television.

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

Results of Operations

Comparison of the Three Months Ended November 31, 2008 and 2007

Revenue

Revenue was $344,494 and $89,332 for the three months ended November 30, 2008 and 2007, respectively. The increase of revenue of $255,162 was due to the completion of one infomercial project that generated revenue $187,650.  In addition, during the third quarter of fiscal year 2008, the Company entered into an agreement to provide print and advertising services.  This agreement generated $69,844 in revenue during the fiscal first quarter of 2009.

Costs and Expenses

Cost and expenses was $629,075 and $219,185 for the three months ended November 30, 2008 and 2007, respectively.  This increase of $409,890 was due to an increase in stock-based compensation expense of $414,267, bad debt expense of $30,000, amortization expense of 22,330 related to intangible assets, and $34,081 in expenses associated with an infomercial project that was delivered during the quarter.  Professional fees, which include accounting and legal fees, increased $78,108 due to our recent acquisition of Studio Store Direct, Inc.  The remaining difference is due to normal fluctuations in operating expenses based to business operations.

Income Taxes

During the three months ended November 30, 2008 and 2007, respectively, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of November 30, 2008 we had $1,644 in cash and a working capital deficiency of $706,882.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

Our cash flows used in operations activities was $25,206 reflecting the increase in our accounts receivable and the recording of revenue and expenses associated with the delivery of an infomercial project during the quarter.

Our cash flows used in investing activities was $157,461.   The balance reflects an increase in both production loans and print and advertising funding and related interest.  The Company expects to see some payments on the loans and print and advertising funding during the second half of fiscal year 2009.

Our cash flows from financing activities represent activity with a related party to fund print and advertising and production loans.

On January 8, 2009, the Company announced that it has entered into a definitive agreement to acquire New York based ComedyNet.TV, Inc. (“ComedyNet”), a leader in multimedia comedic content distribution.  Under the terms of the share exchange agreement, the Company will issue 68,000,000 common shares, or approximately forty percent (40%) of its outstanding common shares, in consideration for 100% of the issued and outstanding ComedyNet capital stock.  ComedyNet has arranged an initial investment of $500,000 into the combined company by a third-party investor, in the form of a Secured Convertible Note which is convertible at $0.25 per share. The acquisition, which is subject to satisfaction of due diligence, and other ordinary and customary closing conditions for a transaction of this type, is anticipated to close before the end of the second quarter, February 28, 2009.

Additionally, we intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to the sources of capital.  In addition, we will need to raise additional capital to continue our operations past twelve months and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.

Critical Accounting Policies

Red Rock’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Form 10-K and dated December 15, 2008.  While all these significant accounting policies impact its financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company is not subject to certain market risks, including changes in interest rates and currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of November 30, 2008.

.
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), was served a summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).

The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn has requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  We have retained counsel and are in the process of filing a counterclaim for damages against LivOn.   As of January 20, 2009, the Company maintains that the claim is frivolous and unfounded.

ITEM 1A. RISK FACTORS.

Risk Factors

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Reno Rollé pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Steve Handy pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Reno Rollé pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steve Handy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: January 20, 2008	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: January 20, 2008	By: /s/ Steve Handy
Steve Handy
Chief Financial Officer