Form 10-Q
period 2009-02-28
RED ROCK PICTURES HOLDINGS, INC
filed 2009-04-17
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  February 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 7, 2009: 103,650,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

___________________

TABLE OF CONTENTS
___________________

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Red Rock Pictures Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Red Rock Pictures Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 13-15. Because of these and other factors that may affect Red Rock Pictures Holdings Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Red Rock Pictures Holdings, Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN SEC FILINGS

All reports filed by Red Rock Pictures Holdings, Inc. filed with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.  Red Rock Pictures Holdings also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.redrockpics.com as soon as reasonably practicable after filing such material with the SEC.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2009	August 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$2,436	$5,932
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $Nil at February 28, 2009 and August 31, 2008, respectively	32,150	216,644
Advances to related party	37,298	76,798
Capitalized production costs	112,648	134,723
Prepaid expenses and deposits	13,218	10,745
Production loans and accrued interest - current portion	700,000	1,396,470
Total Current Assets	897,750	1,841,312

Long Term Assets
Production loans and accrued interest, net of allowance for doubtful accounts of $300,000 and $Nil at February 28, 2009 and August 31, 2008, respectively	2,101,022	1,845,157
Print and advertising funding	1,779,235	1,078,180
Property and equipment, net	20,896	25,707
Intangibles, net	379,620	424,280
Goodwill	450,338	450,338
Total Long Term Assets	4,731,111	3,823,662

Total Assets	$5,628,861	$5,664,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$186,003	$127,720
Accrued liabilities	6,062	32,290
Advances from stockholders	63,636	63,636
Deferred production revenue	200,000	326,000
Senior secured convertible note	100,000	--
Advances from related parties	2,193,499	1,997,410
Total Current Liabilities	2,749,200	2,547,056

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock , $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 103,650,335 and 95,350,735 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	103,650	95,351
Additional paid-in-capital	8,922,790	8,200,769
Deficit	(6,146,779)	(5,178,202)
Total Stockholders' Equity	2,879,661	3,117,918

Total Liabilities and Stockholders' Equity	$5,628,861	$5,664,974

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Three Months Ended February 28, 2009 (Unaudited)	For the Three Months Ended February 29, 2008 (Unaudited)	For the Six Months Ended February 28, 2009 (Unaudited)	For the Six Months Ended February 29, 2008 (Unaudited)
REVENUE
Production revenue	$--	$--	$183,650	$--
Print and advertising premium fees	--	--	69,844	--
Interest on production advances	91,000	89,332	182,000	178,665
TOTAL REVENUE	91,000	89,332	435,494	178,665
COSTS AND EXPENSES
Amortization of capitalized production costs	--	--	34,081	--
Stock based compensation	294,267	1,147,984	708,534	1,318,150
Professional fees	(1,597)	18,219	86,484	28,191
Salaries and wages	60,221	11,058	78,796	25,430
Office and general	26,593	23,067	41,495	41,740
Bad debt expense	300,000	--	330,000	--
Rent	5,181	6,000	12,021	12,000
Amortization of intangible assets	22,330	--	44,660	--
TOTAL COSTS AND EXPENSES	706,995	1,206,328	1,336,071	1,425,511

LOSS FROM OPERATIONS	(615,995)	(1,116,996)	(900,577)	(1,246,846)
Interest expense	34,000	56,886	68,000	109,358

NET LOSS AND COMPREHENSIVE LOSS	$(649,995)	$(1,173,882)	$(968,577)	$(1,356,204)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	103,276,068	78,477,512	99,746,735	72,709,233

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended February 28, 2009 (Unaudited)	Year Ended February 29, 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(968,577)	$(1,356,204)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	708,534	1,318,150
Increase in allowance for doubtful accounts	330,000	-
Depreciation and amortization	49,471	-
Accrued interest on convertible note	--	39,550
Changes in operating assets and liabilities:
Accounts receivable	(57,650)	-
Capitalized production costs	22,075	-
Prepaid expenses and deposits	(2,473)	-
Accounts payable and accrued liabilities	54,075	46,792
Deferred production revenue	(126,000)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,455	48,288

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	140,605	(182,765)
Print and advertising funding and accrued interest	(488,911)	-
NET CASH USED IN INVESTING ACTIVITIES	(348,306)	(182,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	(73)	(132,770)
Advances from related parties	235,428	69,808
Proceeds from convertible debenture	100,000	215,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	335,355	152,038

NET (DECREASE) INCREASE IN CASH	(3,496)	17,561

CASH, BEGINNING OF PERIOD	5,932	9,936

CASH, END OF PERIOD	$2,436	$27,497

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

As used in this report, "Red Rock Pictures Holdings, Inc.", "the Company", "us”, “we," "our" and similar terms include Red Rock Pictures Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006.  The Company engages in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials.

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

On January 8, 2009, the Company announced that it has entered into a definitive agreement to acquire New York based ComedyNet.TV, Inc. (“ComedyNet”), a leader in multimedia comedic content distribution.  Under the terms of the final asset purchase agreement, the Company will issue 50,000,000 common shares in consideration for the assets of ComedyNet.  The transaction closed on April 8, 2009.

Basis of Presentation

Effective September 1, 2008, the Company determined that it has emerged from its development stage as is therefore no longer presenting development stage financial information as such.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2008.  Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2009.

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

Production Costs for Feature Films

Production costs are accounted for pursuant to SOP No. 00-2.  The cost of production for movies, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program.  Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value.  These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization.  If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value.  All exploitation costs, including advertising and marketing costs are expensed as incurred.

Production Costs for Infomercials

The cost of production for infomercials for our customers, including direct costs, production overhead and interest are capitalized and expensed upon delivery to our customers.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. The fair value of options and awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

During the three and six months ended February 28, 2009, the Company recognized total compensation expense of $294,267 and $708,534 respectively and is disclosed separately in the accompanying consolidated statements of loss.

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

3.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.  There were no dilutive securities for the six months ended February 28, 2009.

4.	CUSTOMER CONCENTRATION

A majority of our revenue was recorded from one customer and a related party, National Lampoon, Inc., and its subsidiaries.  We generated $91,000 and $89,322 in revenue, or 100% of total revenue, for the three months ended February 28, 2009 and February 29, 2008, respectively.  For the six month period ending February 28, 2009 and February 29, 2008, we generated $435,494 and $178, 665 in revenue, or 42% and 100% of total revenue, respectively.

5.	ADVANCES TO RELATED PARTY

These advances are unsecured, non interest bearing and due on demand.  As of February 28, 2009 and August 31, 2008, advances to related parties were $37,298 and $76,798, respectively. These advances were made to a company controlled by the spouse of a director and shareholder of the Company.

6.	CAPITALIZED PRODUCTION COSTS

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the six months ended February 28, 2009:

Fiscal Year 2009

Opening balance, August 31, 2008	$134,723
Production costs incurred and capitalized	12,006
Expense related to delivered projects and reclassified to cost of sales	(34,081)
Closing unamortized balance, February 28, 2009	$112,648

7.	PRODUCTION LOANS AND ACCRUED INTEREST

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

Outstanding production loans to and accrued interest with NL consists of the following as of February 28, 2009 and August 31, 2008 was:

	As of February 28, 2008	As of August 31, 2008

Bag Boy Productions, Inc., a wholly-owned subsidiary of NL, less allowance for doubtful accounts of $300,000 and $Nil, respectively	$509,030	$1,077,635
Ratko Productions, Inc., a wholly-owned subsidiary of NL	2,261,992	2,163,992
Endless Bummer LLC	30,000	-
Less current portion	2,801,022 (700,000)	(1,396,470)
Long term portion of production loans and interest	$2,101,022	$1,845,157

Bag Boy Productions, Inc. - As a result of a modification on October 31, 2006 to this financing agreement with NL, repayment of this loan will now be received no later than March 14, 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of February 28, 2009, the Company had a loan balance of $197,307 in principal and $311,723 in interest under this financing agreement for a total of $539,030.    During the second quarter of fiscal year 2009, we recorded a reserve of $300,000 related to this film due to its revised downward revenue projections.

Ratko Productions, Inc. - As a result of a modification on October 31, 2006 to this financing agreement with NL, repayment of this loan will now be received no later than January 31, 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of February 28, 2008, the Company had a loan balance of $1,922,028 in principal and $339,964 in interest under this financing agreement for a total of $2,261,992.

Endless Bummer Productions LLC - Per a deal memorandum effective March 18, 2009 between Red Rock Pictures Holding, Inc., National Lampoon, Inc., 4Fini, Inc. Chris Kaman and Endless Bummer Productions, LLC, the Company has an obligation to invest in an upcoming feature length motion picture title Endless Bummer.  The Company is obligated to invest $50,000 by April 30, 2009 of which $30,000 has been paid as of February 28, 2009.

8.	PRINT AND ADVERTISING FUNDING

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

The agreement expressly states that NL is not a borrower or guarantor under any of the P&A funding  and the only recourse available to the Company is against the specific film funded, with no cross collateralization.  NL responsibility is to direct payments to the Company directly from any proceeds due from each picture prior to any payment to the picture or any affiliates.   At February 28, 2009 and August 31, 2008, the Company had advanced $1,779,235 and $1,078,180, respectively.

9.	ADVANCES FROM RELATED PARTIES

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc. as described in Note 5.

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

10.	INTANGIBLE ASSETS

The completed technology relates to the intangible assets that were identified by management in the acquisition of Studio Store Direct, Inc.  Management identified completed technology and processes for embedding direct response programs directly onto motion picture digital video discs ("DVD's"). It was determined that the estimated useful life of this technology was five years and accordingly the cost of this technology is being amortized over five years using the straight line method.  The Company recorded $22,331 and $44,660 for the three and six months ended February 28, 2009, respectively.

The following table sets forth the intangible assets, excluding goodwill, by major category:

Category	Cost	Accumulated Amortization	Net Book Value at February 28, 2009
Completed technology	$446,611	$(66,991)	$379,620

11.	SENIOR SECURED CONVERTIBLE DEBENTURE

On December 28, 2008, the Company entered into a twelve month $100,000 senior secured convertible debenture agreement with Emerald Asset Advisors, LLC (“Note Holder”).  The one year term loan bears interest at 10% per annum and interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.  At any time or times on or after December 28, 2008, the Note Holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $0.06 per common share.  From and after the occurrence of an event of default, the interest rate shall be increased to twenty percent (20.0%) until the date of such cure.

12.	COMMITMENTS AND CONTINGENCY

Per a deal memorandum effective March 18, 2009 between Red Rock Pictures Holding, Inc., National Lampoon, Inc., 4Fini, Inc. Chris Kaman and Endless Bummer Productions, LLC, the Company has an obligation to invest in an upcoming feature length motion picture titled Endless Bummer.  The Company is obligated to invest $50,000 by April 30, 2009 of which $30,000 has been paid and classified as capitalized production costs in the accompanying Consolidated Balance Sheet at February 28, 2009.

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), was served a summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).  The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn has requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  We have retained counsel and are in the process of filing a counterclaim for damages against LivOn.   As of April 10, 2009, the Company maintains that the claim is frivolous and unfounded.

13.	EQUITY

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

On November 25, 2008, the Company entered into an agreement with one of its vendors to issue shares in lieu of a cash payment for expenses incurred and outstanding.   The Company issued 166,000 shares of common stock to satisfy an outstanding balance owed of approximately $22,000.

On December 10, 2008, the Board of Directors authorized the Company to issue 1,000,000 shares to an employee for services rendered.  The shares were issued at the closing market price on December 10, 2008.  The issuance of shares was recorded as an expense of $30,000 and is included in stock-based compensation expense in the accompanying consolidated statements of loss and comprehensive loss.

On December 10, 2008, the Board of Directors authorized the Company to issue 1,000,000 shares to Reno Rollé, the Company’s President and Chief Executive Officer, at the closing market price on December 10, 2008.  The shares were issued per Mr. Rollé’s employment agreement with the Company.   The issuance of shares was recorded as an expense of $30,000 and is included in stock-based compensation expense in the accompanying consolidated statements of loss and comprehensive loss.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended February 28, 2009 and February 29, 2008, there was no interest or taxes paid by the Company.

15.	INCOME TAXES

As of February 28, 2009, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

16.	SUBSEQUENT EVENT

The Company entered into a definitive agreement to acquire New York based ComedyNet.TV, Inc. (“ComedyNet”), a leader in multimedia comedic content distribution.  Pursuant to the terms of the final asset purchase agreement, the Company will issue 50,000,000 common shares in consideration for the assets of ComedyNet.  The transaction closed on April 8, 2009.  ComedyNet’s assets include a substantial library of filmed comedic content and general fixed assets which will be recorded based on a third party valuation of its fair market value.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2009 and February 29, 2008

Revenue

Revenue was $91,000 and $89,332 for the three months ended February 28, 2009 and February 29, 2008, respectively.  This revenue is related to the interest of production loans which has increased in balance over the same period of the prior year.

Costs and Expenses

Cost and expenses was $706,995 and $1,206,328 for the three months ended February 28, 2009 and February 29, 2008, respectively.  This decrease of $499,333 was due to a decrease in stock-based compensation expense of $853,717 offset by an increase in bad debt expense of $300,000.  The remaining difference is due to normal fluctuations in operating expenses based on business operations.

Income Taxes

During the three months ended February 28, 2009 and February 29, 2008, respectively, we had no provision for income taxes due to the net operating losses incurred.

Comparison of the Six Months Ended February 28, 2009 and February 29, 2008

Revenue

Revenue was $435,494 and $178,665 for the six months ended February 28, 2009 and February 29, 2008, respectively. The increase of revenue of $256,829 was due to the completion of one infomercial project that generated revenue of $183,650.  In addition, during the third quarter of fiscal year 2008, the Company entered into an agreement to provide print and advertising services.  This agreement generated $69,844 and no revenue during the comparative period.

Costs and Expenses

Cost and expenses was $1,336,071 and $1,425,511 for the six months ended February 28, 2009 and February 29, 2008, respectively.  This decrease of $89,440 was due to a decrease in stock-based compensation expense of $609,616, offset by an increase in bad debt expense of $330,000, amortization expense related to intangible assets of $44,660, and $34,081 in expenses associated with an infomercial project that was delivered during the fiscal year.  Professional fees, which include accounting and legal fees, increased $58,293 due to our recent acquisition.  The remaining difference is due to normal fluctuations in operating expenses based on business operations.

Income Taxes

During the three months ended February 28, 2009 and February 28, 2008, respectively, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of February 28, 2009 we had $2,436 in cash and a working capital deficiency of $1,851,450.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

Our cash flows provided by operating activities was $9,455 reflecting the increase in our accounts receivable and the recording of revenue and expenses associated with the delivery of an infomercial project during the year.

Our cash flows used in investing activities was $348,306.   The balance reflects an increase in both production loans and print and advertising funding and related interest.  The Company expects to see some payments on the loans and print and advertising funding during the second half of fiscal year 2009.

Our cash flows from financing activities represent activity with a related party to fund print and advertising and production loans.

On December 28, 2008, we entered into a twelve month $100,000 senior secured convertible debenture agreement with Emerald Asset Advisors, LLC (“Note Holder”).  The one year term loan bears interest at 10% per annum and interest shall accrue and be payable in cash upon maturity or provided a conversion to common shares occurs.  From and after the occurrence of an event of default, the interest rate shall be increased to twenty percent (20.0%) until the date of such cure.

At any time or times on or after December 28, 2008, the Note Holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $0.06 per common share.  The Company has an option to receive up to an additional $200,000 in funds in exchange for up to an additional 12 million common shares.

The Company entered into a definitive agreement to acquire New York based ComedyNet.TV, Inc. (“ComedyNet”), a leader in multimedia comedic content distribution.  Pursuant to the terms of the final asset purchase agreement, the Company will issue 50,000,000 common shares in consideration for the assets of ComedyNet.  The transaction was closed on April 8, 2009.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of February 28, 2009.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), was served a summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).

The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn has requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  We have retained counsel and are in the process of filing a counterclaim for damages against LivOn.   As of April 14, 2009, the Company maintains that the claim is frivolous and unfounded.

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 17, 2009	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 17, 2009	By: /s/ Steve Handy
Steve Handy
Chief Financial Officer