Form 10-Q
period 2009-05-31
RED ROCK PICTURES HOLDINGS, INC
filed 2009-07-20
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  May 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 20, 2009: 106,816,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2009	August 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$5,932
Accounts receivable, net of no allowance for doubtful accounts	-	216,644
Advances to related party	-	76,798
Capitalized production costs	112,924	134,723
Prepaid expenses and deposits	-	10,745
Production loans and accrued interest - current portion	-	1,396,470
Total Current Assets	112,924	1,841,312

Long Term Assets
Production loans and accrued interest	30,000	1,845,157
Print and advertising funding	1,313,378	1,078,180
Property and equipment, net	18,686	25,707
Intangibles, net	-	424,280
Goodwill	-	450,338
Total Long Term Assets	1,362,064	3,823,662

Total Assets	$1,474,988	$5,664,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$227,042	$127,720
Accrued liabilities	-	32,290
Advances from stockholders	63,636	63,636
Deferred production revenue	200,000	326,000
Senior secured convertible note, including accrued interest of $4,200 and $Nil at May 31, 2009 and August 31, 2008, respectively	104,200	--
Advances from related parties	1,805,928	1,997,410
Total Current Liabilities	2,400,806	2,547,056

Going Concern, Commitments and Contingency

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 106,816,335 and 95,350,735 shares issued and outstanding at May 31, 2009 and August 31, 2008, respectively	106,816	95,351
Additional paid-in-capital	9,388,624	8,200,769
Deficit	(10,421,258)	(5,178,202)
Total Stockholders' Equity (Deficit)	(925,818)	3,117,918

Total Liabilities and Stockholders' Equity (Deficit)	$1,474,988	$5,664,974

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Three Months Ended May 31, 2009 (Unaudited)	For the Three Months Ended May 31, 2008 (Unaudited)	For the Nine Months Ended May 31, 2009 (Unaudited)	For the Nine Months Ended May 31, 2008 (Unaudited)
REVENUE
Production revenue	$--	$--	$183,650	$--
Distribution financing fee	--	105,826	--	105,826
Print and advertising premium fees	--	--	69,844	--
Interest on production advances	--	90,476	182,000	269,141
TOTAL REVENUE	--	196,302	435,494	374,967
COSTS AND EXPENSES
Amortization of capitalized production costs	9,550	--	43,631	--
Stock based compensation	244,000	24,417	952,534	1,342,567
Professional fees	250,265	10,304	336,749	38,495
Salaries and wages	25,940	12,601	104,736	38,031
Office and general	47,217	13,464	88,712	55,204
Bad debt expense	49,948	--	79,948	--
Rent	8,379	6,000	20,400	18,000
Production advances write down	2,771,022	--	3,071,022	--
Goodwill and intangible assets write down	829,958	--	829,958	--
Amortization of intangible assets	--	--	44,660	--
TOTAL COSTS AND EXPENSES	4,326,279	66,786	5,572,350	1,492,297

(LOSS) INCOME FROM OPERATIONS	(4,326,279)	129,516	(5,136,856)	(1,117,330)
Interest expense	38,200	44,121	106,200	153,479

NET (LOSS) INCOME AND COMPREHENSIVE LOSS	$(4,274,479)	$85,395	$(5,243,056)	$(1,270,809)

LOSS (INCOME) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.04)	$0.00	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	105,271,800	79,021,539	102,308,618	72,891,899

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended May 31, 2009 (Unaudited)	Nine Months Ended May 31, 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,243,056)	$(1,270,809)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,004,320	1,342,567
Stock issued for services provided	225,000	-
Common stock issued for accounts payable	22,018	-
Increase in allowance for doubtful accounts	79,948	-
Write off of production advances	3,071,022	-
Write off of goodwill and intangible assets	829,958	-
Interest accrued on convertible notes	4,200	50,225
Amortization of capitalized production costs	43,631	-
Depreciation and amortization	51,681	-
Changes in operating assets and liabilities:
Accounts receivable	173,994	(105,826)
Capitalized production costs	(21,832)	-
Prepaid expenses and deposits	10,745	-
Accounts payable and accrued liabilities	45,014	(12,918)
Deferred production revenue	(126,000)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	170,643	3,239

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(30,000)	(53,259)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(53,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	-	(68,172)
Advances from related parties	(246,575)	(106,744)
Proceeds from senior secured convertible note	100,000	215,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(146,575)	40,084

NET DECREASE IN CASH	(5,932)	(9,936)

CASH, BEGINNING OF PERIOD	5,932	9,936

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008(UNAUDITED)

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

On January 8, 2009, the Company announced that it has entered into a definitive agreement to acquire New York based ComedyNet.TV, Inc. (“ComedyNet”), a leader in multimedia comedic content distribution.  The transaction was terminated on May 28, 2009 due to the ComedyNet’s failure to complete its obligations under the asset purchase agreement.

Basis of Presentation

Effective September 1, 2008, the Company determined that it has emerged from its development stage as is therefore no longer presenting development stage financial information as such.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2008.  Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2009.

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

Valuation of Goodwill and other Intangible Assets

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FASB Statement No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of our reporting unit to its carrying value. Our reporting unit is consistent with the operating and reportable segment identified in the notes to our consolidated financial statements. We determine the fair value of our reporting unit using a combination of the income approach and market capitalization approach. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment charge equal to the difference.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. As a result of these calculations, management determined that goodwill was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment, resulting in the recognition of impairment to goodwill and intangible assets of $829,928. No impairment losses were recognized during 2008, and we had no goodwill or other intangible assets remaining on our balance sheet at May 31, 2009.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP was effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, the adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF No. 99-20. The FSP amends EITF No. 99-20, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment models in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP was effective for interim and annual reporting periods ending after December 15, 2008, and has been applied prospectively. The adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the disclosure requirements that adoption of the FSP will have on its condensed consolidated financial statements, however; the adoption will not affect the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently evaluating the impact of this FSP; however, it believes the adoption will not have a material effect on its condensed consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter.  SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.  There were no dilutive securities for the nine months ended May 31, 2009.

4.	CUSTOMER CONCENTRATION

A majority of our revenue was recorded from one customer and a related party, National Lampoon, Inc., and its subsidiaries.  We generated $Nil and $196,312 in revenue, or 0% and 100% of total revenue, for the three months ended May 31, 2009 and 2008, respectively.  For the nine month period ending May 31, 2009 and 2008, we generated $435,494 and $374,966 in revenue, or 58% and 100% of total revenue, from National Lampoon, Inc. respectively.

5.	ADVANCES TO RELATED PARTY

These advances are unsecured, non interest bearing and due on demand.  As of May 31, 2009 and August 31, 2008, advances to related parties were $Nil and $76,798, respectively. These advances were made to a company controlled by the spouse of a director and shareholder of the Company.  In May 2009, due to the poor performance of the company, the Company wrote off the balance and recorded a bad debt expense of $37,298.

6.	CAPITALIZED PRODUCTION COSTS

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.

The table below displays the activity during the nine months ended May 31, 2009:

For the Nine Months Ended May 31, 2009

Opening balance, August 31, 2008	$134,723
Production costs incurred and capitalized	21,832
Expense related to delivered projects and reclassified to cost of sales	(43,631)
Closing unamortized balance, May 31, 2009	$112,924

7.	PRODUCTION LOANS AND ACCRUED INTEREST

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

Outstanding production loans to and accrued interest with NL consists of the following as of May 31, 2009 and August 31, 2008 was:

Production	As of May 31, 2009	As of August 31, 2008

Bag Boy Productions, Inc.	$-	$1,077,635
Ratko Productions, Inc.	-	2,163,992
Endless Bummer, LLC	30,000	-
Total	30,000	3,241,627
Less current portion	-	(1,396,470)
Long term portion of production loans and interest	$30,000	$1,845,157

In 2006 through 2008, the Company invested in two films titled Bag Boy and Ratko.   Per the financing agreement with National Lampoon, Inc., the payments were to be made from the proceeds received from the film over an estimated revenue cycle of three years.  The payments were to be distributed as follows:

•	National Lampoon was to receive a 20% distribution fee.
•	National Lampoon was to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.
•	The remaining gross receipts were to be split equally between the Company and National Lampoon until such time as the Company has recouped its investment entirely.

During the three months ended May 31, 2009, the Company requested National Lampoon, Inc. provide and discuss updated performance information on both the Bag Boy and Ratko films and their ability to repay the production loans and accrued interest.  Based on our review of the information, it was determined that the films will be unable to repay the production loans and accrued interest.  We therefore recorded a charge of $2.4 million and $2.7 million during the three and nine months ended May 31, 2009, respectively.

Endless Bummer Productions LLC - Per a deal memorandum effective March 18, 2009 between Red Rock Pictures Holding, Inc., National Lampoon, Inc., 4Fini, Inc. Chris Kaman and Endless Bummer Productions, LLC, the Company has an obligation to invest in an upcoming feature length motion picture title Endless Bummer.  In April 2009, the Company invested $30,000 in the film.

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

9.	INTANGIBLE ASSETS AND GOODWILL

The Company acquired the direct response marketing business of Studio Store Direct, Inc. in Fiscal 2008.  The intangible asset values related to this acquisition are being amortized straight-line over a five year period:

The changes in the carrying amount of intangible assets were as follows:

	As of May 31, 2009	As of August 31, 2008

Intangible assets at beginning of period	$424,280	$-
Additions	-	446,611
Amortization	(67,041)	(22,331)
Impairments	(379,620)	-
Total	$--	$424,290

In accordance with Company policy, the intangible assets assigned to the Studio Store Direct reporting unit was reviewed for impairment in the third quarter of Fiscal 2009.  The Company was declined a patent on the completed technology acquired during the acquisition.  As a result of the decline, an intangible asset charge of $379,620 was recorded during the three and nine months ended May 31, 2009.  This reduced the carrying amount of intangible assets related to the Studio Store Direct reporting unit to $Nil at May 31, 2009.

The changes in the carrying amount of goodwill were as follows:

	As of May 31, 2009	As of August 31, 2008

Goodwill at beginning of period	$450,338	$-
Additions	-	450,338
Impairments	(450,338)	-
Total	$--	$450,338

Goodwill was assigned to the Studio Store Direct reporting unit.  The Company’s reporting unit, which are one level below the single reportable segment, are identified based upon the availability of discrete financial information and senior management’s regular review of these units.  Goodwill is assessed annually at the reporting unit level or more frequently if circumstances indicate that goodwill might be impaired.  The goodwill impairment test is a two-step process.  In the first step, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss.  In the second step, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

In accordance with Company policy, the goodwill assigned to the Studio Store Direct reporting unit was tested for impairment in the third quarter of Fiscal 2009.  The Company used a discounted cash flow model to determine the fair value of its reporting units.  Due to the economic downturn and its impact on consumer and enterprise spending trends, forecasted cash flows were reduced.

As a result of the declines in forecasted cash flows, a goodwill impairment charge of $450,338 was recorded during the three and nine months ended May 31, 2009.  This reduced the carrying amount of goodwill related to the Studio Store Direct reporting unit to $Nil at May 31, 2009.

10.	ADVANCES FROM RELATED PARTIES

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

The total balance outstanding, including accrued interest, was $1.8 million and $2.0 million at May 31, 2009 and August 31, 2008, respectively.

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

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), were served with a summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).

The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  In April 2009, LivOn paid the Company $15,000, and the Company wrote off the remaining balance owed by LivOn of $33,450, to settle the lawsuit.

13.	EQUITY

On November 17, 2008, the Board of Directors authorized the Company to issue 5 million shares to Reno Rollé, the Company’s President and Chief Executive Officer, at the closing market price on November 17, 2008.  The shares were issued per Mr. Rollé’s employment agreement with the Company.   The issuance of shares was recorded as an expense of $200,000 and is included in stock-based compensation expense in the accompanying consolidated statements of loss and comprehensive loss.

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

On April 10, 2009, the Board of Directors authorized the Company to issue 2,000,000 shares to Reno Rollé, the Company’s President and Chief Executive Officer, at the closing market price on April 10, 2009.  The shares were issued per Mr. Rollé’s employment agreement with the Company.   The issuance of shares was recorded as an expense of $9,000 and is included in stock-based compensation expense in the accompanying consolidated statements of loss and comprehensive loss.

On April 10, 2009, the Board of Directors authorized the Company to issue 1,000,000 and 166,000 shares to two separate consultants for professional services rendered.  The shares were issues for services rendered at a market value based on an arms length agreement.  The issuance of shares was recorded as an expense of $225,000 and is included in professional fees in the accompanying consolidated statements of loss and comprehensive loss.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended May 31, 2009 and 2008, there was no interest or taxes paid by the Company.

15.	SHARE BASED COMPENSATION

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2008	3,350,000	$0.07
Granted	200,000	0.01
Expired	(300,000)	--

Outstanding at May 31, 2009	3,250,000	$0.07	4.0
Vested and expected to vest at May 31, 2009	3,133,333	$0.07	4.0
Exercisable at May 31, 2009	3,133,333	$0.07	4.0

During the three and nine months ended May 31, 2009, the Company recognized total compensation expense of $244,000 and $952,534 respectively and is disclosed separately in the accompanying consolidated statements of loss and comprehensive loss.

16.	INCOME TAXES

As of May 31, 2009, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

17.	SUBSEQUENT EVENTS

On July 3, 2009, Steve Handy resigned as a Chief Financial Officer and Secretary of Red Rock Picture Holdings, Inc. (the "Company"). Mr. Handy's resignation was not a result of any disagreements relating to the Company's operations, policies or practices.

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

The Company will begin building and formalizing relationship with the talent community.  The Company intends to use our common shares as incentives to build these relationships.  The Company intends to work with top talent to fund and produce projects that they bring to the Company.  These are typically moderately budgeted projects which fall below the typical studio interest.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2009 and 2008

Revenue

Revenue was $Nil and $196,302 for the three months ended May 31, 2009 and 2008, respectively.  We wrote down the balance of our capitalized production loans (See Note 7) and therefore stopped recording the related interest revenue.  Total interest revenue on production advances was $Nil and $90,476 for the three months ended May 31, 2009 and 2008, respectively.  Additionally, the Company recorded Distribution financing fee revenues of $Nil and $105,826 for the three months ended May 31, 2009 and 2008, respectively.  The revenue in 2008 was related to one contract which has expired.  No similar activity occurred in 2009.

Costs and Expenses

Cost and expenses was $4.3 million and $110,907 for the three months ended May 31, 2009 and 2008, respectively.  This increase of $4.2 million was due to the increase in non-cash expenses including the impairment of goodwill and intangible assets of $829,928,  impairment of production loan advances of $2.8 million, stock based employee compensation of $244,000, stock issued for payment of professional services rendered of $225,000 and an increase in bad debt expense of $49,972.  The remaining difference is due to normal fluctuations in operating expenses based on business operations.

Income Taxes

During the three months ended May 31, 2009 and 2008, respectively, we had no provision for income taxes due to the net operating losses incurred.

Comparison of the Nine Months Ended May 31, 2009 and 2008

Revenue

Revenue was $435,494 and $374,967 for the nine months ended May 31, 2009 and 2008, respectively. The increase of revenue of $60,527 was due to the completion of one infomercial project that generated revenue of $183,650.  In addition, during the third quarter of fiscal year 2008, the Company entered into an agreement to provide print and advertising services.  This agreement generated $Nil and $69,844 in revenue during the comparative period.

Costs and Expenses

Cost and expenses was $5.6 million and $1.6 million for the nine months ended May 31, 2009 and 2008, respectively.  This increase of $4.0 million was due to the increase in non-cash expenses including the impairment of goodwill and intangible assets of $829,928, impairment of production loan advances of $3.1 million, stock based employee compensation of $952,000, stock issued for payment of professional services rendered of $225,000 and an increase in bad debt expense of $79,948. The remaining difference is due to normal fluctuations in operating expenses based on business operations.

Income Taxes

During the nine months ended May 31, 2009 and 2008, respectively, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of May 31, 2009 we had no cash and a working capital deficiency of $2.3 million.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We have been in discussion with, and we continue to seek, private investors in hopes of raising enough capital to efficiently operate our business.

Our cash flows provided by operating activities was $170,643 reflecting the increase in our accounts receivable and the recording of revenue and expenses associated with the delivery of an infomercial project during the year.

Our cash flows used in investing activities was $30,000.   The balance reflects an increase in both production loans and print and advertising funding and related interest.  The Company expects to see some payments on the loans and print and advertising funding during the second half of fiscal year 2009.

Our cash flows from financing activities represent activity with a related party to fund print and advertising and production loans.

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.  The Company is currently in default under the terms of these loan agreements.

On April 7, 2009, the Company entered into an asset purchase agreement to purchase and assume certain assets of ComedyNet.TV, Inc. (“ComedyNet”), a Delaware corporation. Under the terms of the Agreement, the Company agreed to issue 50,000,000 shares of common stock, par value $0.001per share (the “Common Stock”) in consideration for the assets of ComedyNet. It was agreed that an additional 9,000,000 shares of Common Stock would be issued to ComedyNet in exchange for an additional investment of $150,000 and an additional 9,000,000 shares of Common Stock would be issued upon an investment of $350,000.

ComedyNet arranged an initial investment of $1,000,000 into the Company by a third-party investor to be funded in separate tranches.  An initial investment of $100,000 was delivered to the Company in the form of a Secured Convertible Note which is convertible at $0.06 per share with a ten (10%) percent interest rate.  The Note Holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $0.06 per common share.

An additional $150,000 was to be delivered to the Company upon  the filing of a Form S-1 Registration Statement for the underlying Common Stock issued to ComedyNet pursuant to the Agreement with an additional $50,000 funded upon the Securities and Exchange Commission (“SEC”) declaring effectiveness of the Registration Statement. In addition, within thirty days of the closing of the Agreement, the third party investor agreed to fund an additional $200,000 to be used for production of an infomercial campaign.  The funds generated from the infomercial campaign would be paid first to the Company until 100% of all verifiable direct out of pocket expenses incurred by the Company in connection with the infomercial has been recouped, then to the investor until the investor has recouped 100% of the infomercial investment in full, a management fee shall be paid to the Company equal to 3% of the adjusted gross revenue, and a commission equal 15% of all revenue generated in perpetuity for every customer acquired as a result of the Company’s marketing shall be paid to the Company, 1/3rd of which (5% of Gross) shall be immediately paid to Investor upon the Company’s receipt thereof in return for its investment. In addition the investor was granted a right of first refusal to fund all future infomercial projects of the Company.

In addition, the Company also executed a consulting agreement with Mark Graff (the “Consultant”), the terms of which were to become effective upon the funding of $150,000 and filing of the S-1 Registration Statement with the SEC.  The Consultant was to be paid $5,000 per month for a period of six months and was to have the exclusive right to sell and distribute the ComedyNet programming catalog to Broadcast, cable and other ancillary markets in North America for a 2 year term and shall be entitled to a 30% distribution fee from all sales.

ComedyNet is an on-demand digital programming network bringing together the creative community of comedians, comedy writers, animators, videographers, cartoonists and raconteurs. The company attracts the community of “funny” by providing the tool sets, production, post production, stages, live studio and Club settings for the advancement of the comedic arts, while also providing the audience reach though distribution on all digital media platforms.

Comedians work as producer/writers/performers utilizing ComedyNet’s in-house production and post-production facilities.  ComedyNet also relies on vetted submissions from the online community, college campuses, film festivals and various competitions.  Beyond production and submissions ComedyNet also actively acquire additional materials such as TV/Film libraries, special events, etc.  ComedyNet also produces stand-up comedy at various clubs nationwide.

The transaction was terminated on May 28, 2009 due to the ComedyNet’s failure to complete its obligations under the asset purchase agreement specifically with regard to the funding set forth above.

Based upon the above we have not been able to raise the capital expected to pursue our business plan. We are seeking advice from investment professionals on how to obtain additional capital. We will need to raise additional capital to continue our operations and there is no assurance that we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2009. In making this assessment, our Chief Executive Officer/Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer/Chief Financial Officer concluded that, as of May 31, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 27, 2008, we and our wholly owned subsidiary Studio Store Direct, Inc. (“SSD”), were served with a summons and complaint related to a contract action brought against the Company by Livon Laboratory, Inc. (“LivOn”).

The breach of claim by LivOn is related to contract entered into between SSD, and LivOn for the production of an infomercial to be used as a direct response-marketing tool in conjunction with the sale of LivOn’s LypoSpheric Vitamin C.  LivOn requested relief in excess of $60,000 for the alleged material breach of the contract between SSD and LivOn.  In April 2009, LivOn paid the Company $15,000, and the Company wrote off the remaining balance owed by LivOn of $33,450 to settle the lawsuit.

ITEM 1A. RISK FACTORS.

Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in the Item 1A “Risk Factors” Form 10-K for the fiscal year ended August 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.	Description

31.1	Certification of Reno Rollé pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Reno Rollé pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports of Form 8-K

        None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: July 20, 2009	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director