Form 10-K
period 2009-08-31
RED ROCK PICTURES HOLDINGS, INC
filed 2009-12-14
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-108690

RED ROCK PICTURES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0441032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6019 Olivas Park Drive, Suite B Ventura, California	93003
(Address of principal executive offices)	(Zip Code)

 (323) 790-1813
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Revenues for year ended August 31, 2009: $635,494

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2009, was: $402,296

Number of shares of the registrant’s common stock outstanding as of December 14, 2009 was: 106,816,335

Transitional Small Business Disclosure Format:   Yes ☒        No ☐

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2009

INDEX

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities	9
Item 6.	Selected Consolidated Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A.	Controls and Procedures	12
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers and Corporate Governance	14
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners and Management	20
Item 13.	Certain Relationships and Related Transactions	17
Item 14.	Principal Accountant Fees and Services	17

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	18

Signatures		19

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

HOW TO OBTAIN SEC FILINGS

               All reports filed by Red Rock Picture Holdings, Inc. filed with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.  Red Rock Pictures Holdings also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request.

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

Business

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

                   Employees

We currently have one full-time employee.

ITEM 1A—RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

                 In addition to the other information in this Annual Report on Form 10K, the following factors should be considered carefully in evaluating our business and prospects.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We do not have significant sources of revenue and have working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. DESCRIPTION OF PROPERTY

The Company's currently does not lease any offices.  The spouse of the Company’s Chief Executive Officer leases space for her personal business.  The Company shares the facility, as required, at no cost.  Until such time as the Company requires its own separate facilities, the Company will utilize its current arrangement for conducting its business.

ITEM 3. LEGAL PROCEEDINGS

 We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2009 there were approximately 35 holders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “RRPH”.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

 The selected financial data set forth below has been derived from the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes thereto.

	For the year ended August 31,

	2009	2008	2007

Net Sales	$635,494	$934,067	$139,154
Net Income (Loss)	$(6,778,069)	$(766,695)	$(4,943,178)
Diluted Earnings (Loss) per Common Share	$(0.07)	$(0.01)	$(0.08)

	2009	2008	2007

Current Assets	$-	$1,841,312	$12,073
Property and Equipment, net	$16,916	$25,707	$-
Total Assets	$16,916	$5,664,974	$3,834,337
Current Liabilities, including Current Portion of Long-Term Debt	$2,251,018	$2,547,056	$2,153,248
Long-Term Liabilities, net of Current Portion	$-	$-	$-
Stockholders’ (Deficit) Equity	$(2,234,102)	$3,117,918	$1,681,089

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

Current Update on Operations

Fiscal year 2009 has been a disappointing year for the Company.  During fiscal years 2007 to 2009, we funded two full featured films and various print and advertising campaigns for our customer, National Lampoon, Inc.  In 2009, we reviewed and determined that the featured films and the print and advertising campaigns significantly underperformed.  With this underperformance, and the deteriorating financial condition at National Lampoon, Inc., we recorded a total charge of approximately $4.4 million.  While we intend to continue demanding repayment, it is unrealistic to expect at this time that National Lampoon, Inc. has the ability and wherewithal to repay the loans.

Results of Operations

Comparison of Fiscal Years Ended August 31, 2009 and 2008

Revenue

                  Revenue was $635,494 and $934,067 for the years ended August 31, 2009 and 2008, respectively.  The reduction in revenue was due to decreased print and advertising premium fees and interest earned on production advances.  No consulting revenue was performed in fiscal year 2009 as compared to $198,500 in fiscal year 2008.  These decreases were offset by an increase of $383,650 in revenues from the production of infomercials.

Costs and Expenses

                  Cost and expenses was $7,270,863 compared to $956,889 for the years ended August 31, 2009 and 2008, respectively.   The increase of $6,313,974 was due to the write off our investments on two feature films and various print and advertising campaigns for our customer National Lampoon, Inc.  The total write off was $4,464,247.   Based on our evaluation of our Goodwill and Intangible assets balances, we recorded a reduction in these balance and a corresponding charge of $829,958.  Total stock based compensation expense increased 471,424 and stock issued for services rendered was $225,000 and $28,295 for fiscal year 2009 and 2008, respectively.  The remaining difference is due to normal fluctuations in operating expenses based on business operations.

Interest Expense

                  Interest expense was $142,700 compared to $743,843 for the years ended August 31, 2009 and 2008, respectively.   In fiscal year 2008, we incurred interest expense related to a related party loan that was paid in common shares.  No similar activity existed in fiscal year 2009.  The non cash portion of interest expense was $142,700 and $743,843 for fiscal year 2009 and 2008, respectively.

Comparison of Fiscal Years Ended August 31, 2008 and 2007

Revenue

                  Revenue was $934,067 and $139,154 for the years ended August 31, 2008 and 2007, respectively.  Revenues from interest on production advances increased $ 381,321 or 270% to $520,475 as compared to $ 139,154 for the years ended August 31, 2008 and 2007, respectively.  The increase is due to the increase in production advances compared to the prior year.

Costs and Expenses

                  Cost and expenses was $965,889 compared to $4,738,347 for the years ended August 31, 2008 and 2007, respectively.   This decrease of $3,772,458 was due to a marginal increase in expenses related to SSD acquisition offset by a decrease of $3,291,530 in stock based compensation expense, $341,185 in advertising and promotion expenses, $120,963 in salary and wages and a $32,712 in professional fees.  The remaining nominal difference is due to normal fluctuations in operating expenses due to business operations.

Interest Expense

                  Interest expense was $743,843 compared to $343,985 for the years ended August 31, 2008 and 2007, respectively.   This increase of $397,858 was due to shares issued pursuant to the loan agreement discussed in Note 7 of the attached consolidated financial statements dated August 31, 2008.  The non cash portion of interest expense was $743,843 and $313,120 for the years ended August 31, 2008 and 2007, respectively.

 Liquidity and Capital Resources

As of August 31, 2009 we had no cash and a working capital deficiency of $2.3 million.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We have been in discussion with, and we continue to seek, private investors in hopes of raising enough capital to efficiently operate our business.

Our cash flows used in operating activities was $88,851 reflecting the decrease in our deferred revenue account offset by a decrease in our accounts receivable and an increase in our accounts payable balances.

Our cash flows used in investing activities was $30,000.   We invested $30,000 into a feature film that ultimately underperformed.  Due to its poor performance, we determined that it was highly unlikely that we would be repaid.  We therefore recorded an expense of $30,000 in fiscal year 2009.

Our cash flows provided by financing activities were $112,919.  On December 28, 2008, the Company entered into a twelve month $100,000 senior secured convertible debenture agreement with Emerald Asset Advisors, LLC (“Note Holder”).  The one year term loan bears interest at 10% per annum and interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.  At any time or times on or after December 28, 2008, the Note Holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $0.06 per common share.  From and after the occurrence of an event of default, the interest rate shall be increased to twenty percent (20.0%) until the date of such cure.

The Company is currently in default on the Williams-Laikin loans discussed in Note 9 of the attached consolidated financial statements for the year ended August 31, 2009 and 2008, respectively.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

In the event the Company or any of its subsidiaries make an assignment for the benefit of creditors, or put in writing its inability to pay its debts generally as they become due, or a notice of lien, levy or assessment is filed of record or given to Company or any of its subsidiaries with respect to all or any of their respective assets by any federal, state, local department or agency, and such lien, levy or assessment is not released or paid within a reasonable period of time but in no event longer than twenty (20) days from the date such lien, levy, or assessment is filed, or such longer period of time as is appropriate in the case of any such lien, levy or assessment that is being contested in good faith and by appropriate proceedings; then all principal and accrued interest shall become and be immediately due and payable without any declaration or other act on the part of the note holder.

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

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Form 10-K and dated December 14, 2009.  While all these significant accounting policies impact its financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                 Our Consolidated Financial Statements are annexed to this Report as pages F-2 through F- 23. An index to such materials appears on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Our accountant is DNTW Chartered Accountants, LLP. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A .CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

-
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-
Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions for common shares issued for interest expense.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends on hiring the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence.

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

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              Our directors and officers, as of December 14, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Current Positions and Offices Held
Reno Rollé	48	President, Chief Executive Officer and Director
John Whitesell	53	Director
Robert Rosenblatt	53	Director

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

                  Highlighting Mr. Rollé’s tenure with HSND was his role in the development and launch of the Ab Isolator and EZ Crunch abdominal exercise products. These infomercials both generated in excess of $150 million dollars in worldwide sales and spawned an entire consumer product segment targeting abdominal exercise. Estimated sales of this category exceed $1 billion dollars worldwide.

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

Robert Rosenblatt– Director

Mr. Rosenblatt was formerly the Group President and Chief Operating Officer of Tommy Hilfiger.  Prior to joining Tommy Hilfiger, Mr. Rosenblatt was President of the Home Shopping Network United States (HSN).  While at HSN, Mr. Rosenblatt helped drive impressive sales and profit increases at the world’s 16th most widely distributed shopping network.  He was responsible for all aspects of HSN’s domestic business including Broadcasting, Finance, Fulfillment, Information Technology, Marketing, Merchandising, Sales and Service and hsn.com.

Mr. Rosenblatt is credited with creating an entrepreneurial culture at HSN that has led to the tremendous growth of hsn.com and new business opportunities such as the acquisition of the Improvements catalog.  During his tenure, HSN has advanced to become the 4th largest cable television network and he has helped HSN grow its revenue to $2 billion in worldwide sales. Previous to HSN, Mr. Rosenblatt was senior vice president and chief financial officer of Bloomingdale’s, a division of Federated Department Stores. Mr. Rosenblatt is also board member of the Electronic Retail Association (ERA), the Florida Council on Economic Education, the Pinellas Education Foundation and the Junior League of Tampa.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

                 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options /SARs ($)	LTIP Payouts ($)	All Other Compensation ($)

Reno Rollé, President and Chief Executive Officer (2)	2009 2008	20,000 0	0 0	0 0	240,000 0	0 0	0 1,833	0 0

Steve Handy, Chief Financial Officer (1)	2009 2008	5,000 -	0 -	0 -	0 -	0 -	0 -	0 -

Jay Koh, Vice President of Operations and Production (3)	2009 2008	5,000 -	0 -	0 -	0 -	0 -	0 900-	0 -

(1) Mr. Handy was employed, on a part-time basis, during the months starting in January 2009 until he resigned in June 2009.
(2) Mr. Rolle’s employment agreement stipulates certain share issuances as a component of his overall compensation.   Per the employment agreement, Mr. Rolle received 8 million common shares at a market value at date of issuance of $240,000.  Mr. Rolle received cash compensation of $20,000.
(3) Mr. Koh resigned in June 2009.

Employment Agreements

                 On June 1, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer, Reno Rollé.   The agreement is in effect for two years and shall automatically renew for successive one year periods unless the Company’s Board of Directors elects not to renew the employment agreement.  The employment agreement provides for compensation of $240,000 per annum of which amount can be paid in cash and common shares of the Company.  The percentage of cash versus common shares shall be mutually agreed upon between Mr. Rollé and the Company’s Board of Directors.  Mr. Rollé is eligible for an annual bonus program.  The amount of the bonus will be negotiated in good faith and mutually agreed upon by Mr. Rollé and the Board of Directors of the Company.  The annual bonus will be paid one-half in stock and one-half in cash.  Additionally, Mr. Role received options to purchase 2,000,000 shares upon the execution of the employment agreement and will be entitled to purchase an additional 2,000,000 annually at “no par value”.   The options vest over a five year period.

Compensation of Directors

                Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address	Number of Common Shares Beneficially Owned (2)	Percent of Class
Reno Rolle(1) 8228 Sunset Blvd. 3rd Floor Los Angeles, CA 90046	14,380,773	13.5%

National Lampoon(3) 8228 Sunset Blvd. Los Angeles, CA 90046	11,769,236	11.0%

Dan Laikin 9920 Towne Road Carmel, IN 46032	12,769,905	12.0%

N. Williams Family Investments(4) 114 East Market Street Warsaw, IN 46580	6,242,197	5.9%
Robert Rosenblatt (1)	1,696,300
John Whitesell(1)	700,000	Less than 1%
Lake City Bank	6,242,257	5.9%

All directors and executive officers as a group (3 in number)	16,777,073	15.7%

 (1) The person listed is an officer and/or director of the Company.
(2) Based on 106,816,335 shares of common stock issued and outstanding as of August 31, 2009.
(3) Timothy Durham has dispositive control of these shares
(4) The Lake City Bank Trust Dept, PO Box 1387, Warsaw IN 46580-1387, has dispositive control of these shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See notes 6, 7, 9, and 11 of the Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the Securities and Exchange Commission dated December 14, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                 For the Company’s fiscal years ended August 31, 2009 and 2008, we were billed approximately $39,700 and $35,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

                  There were no fees for audit related services for the years ended August 31, 2009 and 2008.
Tax Fees

                 For the Company’s fiscal years ended August 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

                 The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2009 and 2008.

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Form 10-SB filed on 14 March, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on 14 March, 2006

14	Code of Ethics	Incorporated by reference to Form 10-K/A filed on December 17, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)     Reports of Form 8-K filed in fourth quarter of the fiscal year and subsequent event period:

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 14, 2009	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

AUGUST 31, 2009

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Loss and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Rock Pictures Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Red Rock Pictures Holdings, Inc. and Subsidiaries as of August 31, 2009 and 2008 and the related consolidated statements of loss and comprehensive loss, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Rock Pictures Holdings, Inc. and Subsidiaries as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the August 31 2008 consolidated financial statements have been restated for the year ended August 31, 2008 to record additional interest expense related to the issuance of common shares.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has working capital deficiency and accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
14 December 2009

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2009 AND 2008

	August 31, 2009	August 31, 2008 (As Restated)

ASSETS
Current Assets
Cash	$-	$5,932
Accounts receivable, net of $Nil allowance for doubtful accounts	-	216,644
Advances to related party	-	76,798
Capitalized production costs	-	134,723
Prepaid expenses and deposits	-	10,745
Production loans and accrued interest to related party - current portion	-	1,396,470
Total Current Assets	-	1,841,312

Long Term Assets
Production loans and accrued interest to related party	-	1,845,157
Print and advertising funding to related party	-	1,078,180
Property and equipment, net	16,916	25,707
Intangibles, net	-	424,280
Goodwill	-	450,338
Total Long Term Assets	16,916	3,823,662

Total Assets	$16,916	$5,664,974

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$240,755	$127,720
Accrued liabilities	-	32,290
Advances from stockholders	63,636	63,636
Deferred production revenue	-	326,000
Senior secured convertible note, including accrued interest of $6,700 and $Nil at August 31, 2009 and 2008, respectively	106,700	--
Advances from related parties	1,799,928	1,997,410
Total Current Liabilities	2,211,019	2,547,056

Going Concern, Commitments and Contingency

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 106,816,335 and 95,350,735 shares issued and outstanding at August 31, 2009 and 2008, respectively	106,816	95,351
Additional paid-in-capital	10,269,134	8,200,769
Deficit	(12,570,053)	(5,178,202)
Total Stockholders' (Deficit) Equity	(2,194,103)	3,117,918

Total Liabilities and Stockholders' (Deficit) Equity	$16,916	$5,664,974

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED AUGUST 31, 2009 AND 2008

	For the Year Ended 31 August 2009	For the Year Ended August 31, 2008 (As Restated)

REVENUE
Production revenue	$383,650	$-
Distribution profit participation	-	23,448
Print and advertising premium fees	69,844	188,696
Interest on production advances	182,000	520,475
Consulting	-	198,500
Other	-	2,948

	635,494	934,067
COSTS AND EXPENSES
Impairment of production loans and accrued interest	3,101,022	-
Bad debt	1,393,325	-
Stock based compensation	1,219,030	714,743
Impairment of goodwill and intangible assets	829,958	-
Professional fees	305,254	58,925
Amortization of capitalized production costs	156,555	-
Costs of distribution profit participation	-	3,517
Salaries and wages	109,652	57,141
Office and general	82,217	65,400
Depreciation and amortization of intangible assets	53,450	24,737
Rent	20,400	32,426

TOTAL OPERATING EXPENSES	7,270,863	956,889

LOSS FROM OPERATIONS	(6,635,369)	(22,822)

Interest expense	(142,700)	(743,873)

NET LOSS AND COMPREHENSIVE LOSS	$(6,778,069)	$(766,695)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	102,875,562	81,226,205

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

	Common Stock		Additional	Common		Total Stockholders'
	Shares	Amount	Paid In Capital	Shares Issuable	Accumulated Deficit	Equity (Deficit)

Balance, 31 August 2007	64,534,361	$64,535	$6,641,843	$-	$(5,025,289)	$1,681,089
Common shares issued for services	2,753,846	2,753	25,532	-	-	28,285
Common shares issued related to equity distribution agreement	5,100,000	5,100	209,900	-	-	215,000
Common shares issued as additional interest expense related to related party loan agreement	11,962,528	11,963	601,819	-	-	613,782
Stock options granted	-	-	686,457	-	-	686,457
Acquisition of the net assets of Studio Store Direct Inc.	11,000,000	11,000	649,000	-	-	660,000
Net loss	-	-	-	-	(766,695)	(766,695)

Balance, August 31, 2008 (As Restated)	95,350,735	$95,351	$8,814,551	$-	$(5,791,984)	$3,117,918
Common shares issued for services	1,166,000	1,166	223,834	-	-	225,000
Common shares issued as compensation of employee and director	10,133,000	10,133	300,000	-	-	310,133
Common shares issuable to Chief Executive Officer per employment agreement	-	-	-	180,000	-	180,000
Stock options granted	-	-	728,897	-	-	728,897
Common shares issued for accounts payable balance	166,000	166	21,852	-	-	22,018
Net loss	-	-	-	-	(6,778,069)	(6,778,069)

Balance, August 31, 2009	106,816,735	$106,816	$10,089,134	$180,000	$(12,570,053)	$(2,194,103)

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED AUGUST 31, 2009 AND 2008

	Year Ended August 31, 2009	Year Ended August 31, 2008 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,778,069)	$(766,695)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,219,030	686,457
Common shares issued for services provided	225,000	28,285
Common shares issued for interest expense on related party loans	-	613,782
Increase in allowance for doubtful accounts	1,393,326	-
Impairment of production loans and accrued interest	3,071,022	-
Impairment of goodwill and intangible assets	829,958	-
Interest accrued on production loans to related party	(182,000)	-
Interest accrued on advances from related party and convertible note	142,700	-
Amortization of capitalized production costs	156,555
Depreciation and amortization of intangible assets	53,450	24,737
Changes in operating assets and liabilities:
Accounts receivable	14,501	(212,144)
Capitalized production costs	(21,832)	(48,177)
Prepaid expenses and deposits	10,745	(5,765)
Accounts payable and accrued liabilities	102,763	16,926
Deferred production revenue	(326,000)	30,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(88,851)	367,406

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of Studio Store Direct, Inc.	-	47,788
Production loans and accrued interest	(30,000)	(497,543)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(449,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (to) stockholders	-	(63,457)
Advances from (to) related parties	12,919	(73,198)
Issuance of common stock, net of financing fees	-	215,000
Proceeds from senior secured convertible note	100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,919	78,345

NET DECREASE IN CASH	(5,932)	(4,004)

CASH, BEGINNING OF YEAR	5,932	9,936

CASH, END OF YEAR	$-	$5,932

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

PriorYear Restatement

The Company restated its audited consolidated financial statements for the fiscal year ended August 31, 2008.  The determination to restate this previously issued financial information was made as a result of management’s identification of improper accounting treatment applied to the issuance of certain shares of common stock for interest expense associated with the Williams-Laikin loan discussed in Note 9.  The result was the recognition of costs associated with the share issuance and amended footnotes to the financial statements.

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

Production Costs for Feature Films

Production costs are accounted for pursuant to SOP No. 00-2.  The cost of production for infomercials, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program.  Management regularly reviews, and revise s when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value.  These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization.  If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value.  All exploitation costs, including advertising and marketing costs are expensed as incurred.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for t he year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments for the year ended August 31, 2009.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount o r fair value of asset less cost to sell.

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

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future discounted cash flows. Under the market capitalization approach, valuation multiples are calculated based on operating data from publicly traded companies within our industry. Multiples derived from companies within our industry provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are applied to the operating data for the reporting unit to arrive at an indicated fair value. Significant management judgment is required in the forecasts of future operating results that are used in the estimated future discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. We base our fair value estimates on forecasted revenue and operating costs along with business plans. Our forecasts consider the effect of a number of factors including, but not limited to, the effect of the roll out of new products, securing new customers, the effect of the transition to a new contract manufacturer, the ability to reduce product costs and the impact of continued cost savings measures within operating expenses. As a result of these calculations, management determined that goodwill was impaired and the second step of the goodwill impairment test was performed to measure the amount of the impairment, resulting in the recognition of impairment to goodwill and intangible assets of $829,928. No impairment losses were recognized during 2008, and we had no goodwill or other intangible assets remaining on our balance sheet at August 31, 2009.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity ’ s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the   compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

Property and Equipment

        Property and equipment is stated at historical cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Furniture and fixtures	7 years straight line
Equipment	5 years straight line
Leasehold improvements	3 years straight line

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Standard No. 162” (“SFAS 168”). SFAS 168 replaces the Generally Accepted Accounting Principles (“GAAP”) with two levels of GAAP: authoritative and non-authoritative. On July 1, 2009, the FASB Accounting Standards Codification (“FASB ASC”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of SFAS 168, all references to GAAP now refer to the codified FASB ASC topic.

In September 2006, FASB ASC Topic 820 was issued which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The adoption of FASB ASC Topic 820 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, FASB ASC Topic 855 was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption did not have a material impact on the Company’s consolidated financial statements.

4.	ADVANCES TO RELATED PARTY

These advances are unsecured, non interest bearing and due on demand.  As of August 31, 2009 and August 31, 2008, advances to related parties were $Nil and $76,798, respectively.  These advances were made to a company controlled by the spouse of a director and shareholder of the Company.   The related party agreed to apply a balance owed to related party of $40,000, which in effect netted the balance outstanding from related party to $36,798.  In May 2009, due to the poor performance of the company, the Company wrote off the balance remaining as bad debt expense in the amount of $36,798.

5.	CAPITALIZED PRODUCTION COSTS

All capitalized production costs relate to projects in development.  The table below displays the activity during the fiscal year ended August 31, 2009:

For the Year Ended August 31, 2009

Opening balance, August 31, 2008	$134,723
Production costs incurred and capitalized	21,832
Expense related to delivered projects and reclassified to cost of sales	(156,555)
Closing unamortized balance, August 31, 2009	$-

6.	PRODUCTION LOANS AND ACCRUED INTEREST

The Company provides production financing to National Lampoon, Inc., a corporate shareholder ("NL") that shares certain directors and officers of Red Rock Pictures Holdings, Inc.  The production advances bear interest at a rate of 10% per annum, has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan and are repayable from 100% of any and all net revenues from each picture.  The financing agreements allow for the Company to advance up to $2,000,000 per picture production.

Outstanding production loans to and accrued interest with NL consists of the following as of August 31, 2009 and 2008, respectively:

Production	As of August 31, 2009	As of August 31, 2008

Bag Boy Productions, Inc.	$-	$1,077,635
Ratko Productions, Inc.	-	2,163,992
Endless Bummer, LLC	-	-
Total	-	3,241,627
Less current portion	-	(1,396,470)
Long term portion of production loans and interest	$-	$1,845,157

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

Towards the end of fiscal year 2009, it became apparent that due to the poor performance of the two aforementioned films which we funded and the deteriorating financial condition of National Lampoon, Inc., the Company determined that the full balance of our investment in the films by National Lampoon, Inc. was fully impaired. The Company has little hope at this time that National Lampoon, Inc. will have the ability and wherewithal to repay the production loans or print and advertising funding.

Endless Bummer Productions LLC - Per a deal memorandum effective March 18, 2009 between Red Rock Pictures Holding, Inc., National Lampoon, Inc., 4Fini, Inc. Chris Kaman and Endless Bummer Productions, LLC, the Company has an obligation to invest in an upcoming feature length motion picture title Endless Bummer.  In April 2009, the Company invested $30,000 in the film.  Based on the films poor performance, the Company wrote off its investment.

The Company recorded a charge of $3,101,022 regarding these productions during fiscal year 2009.  The charge of $3,101,022 is included as impairment of production loans and accrued interest in the Consolidated Statements of Loss and Comprehensive Loss for the year ended August 31, 2009.

7.	PRINT AND ADVERTISING FUNDING

During the third quarter of fiscal year 2008, the Company entered into an agreement with National Lampoon, Inc. whereby the Company agreed to advance funding to National Lampoon, Inc. for print and advertising services (P&A) for certain titles released by National Lampoon, Inc. for total advances of up to $2,000,000.  The Company will be entitled to recoup its investment plus a premium of twenty percent (20%) of the amount funded.  In addition, the Company will be entitled to a five percent (5%) of all net contingent proceeds from the picture.

Towards the end of fiscal year 2009, it became apparent that due to the poor performance of the films for which print and advertising funds were invested and the deteriorating financial condition of National Lampoon, Inc., the Company determined the full balance of our print and advertising funding to National Lampoon, Inc. was fully impaired.  The Company has little hope at this time that National Lampoon, Inc. will have the ability and wherewithal to repay the production loans or print and advertising funding.

The Company recorded a charge of $1,313,378 during fiscal year 2009.  The charge is included in the of $3,101,022 is included in the bad debt expense number in the Consolidated Statements of Loss and Comprehensive Loss for the year ended August 31, 2009.

8.	INTANGIBLE ASSETS AND GOODWILL

The Company acquired the direct response marketing business of Studio Store Direct, Inc. in fiscal 2008.  The intangible asset values related to this acquisition are being amortized straight-line over a five year period:

The changes in the carrying amount of intangible assets were as follows:

	As of August 31, 2009	As of August 31, 2008

Intangible assets at beginning of period	$424,280	$-
Additions	-	446,611
Amortization	(67,041)	(22,331)
Impairments	(379,620)	-
Total	$--	$424,290

In accordance with Company policy, the intangible assets assigned to the Studio Store Direct reporting unit was reviewed for impairment in the third quarter of Fiscal Year 2009.  The Company was declined a patent on the completed technology acquired during the acquisition.  As a result of the decline, an intangible asset charge of $379,620 was recorded during fiscal year 2009.  This reduced the carrying amount of intangible assets related to the Studio Store Direct reporting unit to $Nil at August 31, 2009.

The changes in the carrying amount of goodwill were as follows:

	As of August 31, 2009	As of August 31, 2008

Goodwill at beginning of period	$450,338	$-
Additions	-	450,338
Impairments	(450,338)	-
Total	$--	$450,338

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

The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.  The total balance outstanding, including accrued interest, was $1.8 million and $2.0 million at August 31, 2009 and 2008, respectively.

The Company is currently in default on the Williams-Laikin loans.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice as been received as of the date of this filing.

In the event the Company or any of its subsidiaries make an assignment for the benefit of creditors, or put in writing its inability to pay its debts generally as they become due, or a notice of lien, levy or assessment is filed of record or given to Company or any of its subsidiaries with respect to all or any of their respective assets by any federal, state, local department or agency, and such lien, levy or assessment is not released or paid within a reasonable period of time but in no event longer than twenty (20) days from the date such lien, levy, or assessment is filed, or such longer period of time as is appropriate in the case of any such lien, levy or assessment that is being contested in good faith and by appropriate proceedings; then all principal and accrued interest shall become and be immediately due and payable without any declaration or other act on the part of the note holder.

10.	SENIOR SECURED CONVERTIBLE DEBENTURE

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

11.	CONSULTING TO RELATED PARTY

The Company's consulting revenue is from a related party, National Lampoon, Inc., a corporate shareholder (NL) that shares certain directors and officers of Red Rock Pictures Holdings Inc.

12.	COMMITMENTS AND CONTINGENCY

 We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

13.	COMMON STOCK

In December 2007 and in March 2008, the Company issued an additional 11,440,662 and 521,866 share, respectively, of its common stock in accordance with loan agreements entered into as discussed in note 7.

In March 2008 the Company issued 150,000 shares for film distribution services rendered to the Company, valued at the market value of the common stock on the date of issue.

In June 2008 the Company issued 11,000,000 shares of its common stock in exchange for 100% the common shares of Studio Store Direct, Inc., as discussed in note 1.

Throughout fiscal year 2008, the Company issued a total of 2,753,846 of its common shares in exchange for services provided to the Company by various third party service providers.

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

On February 14, 2007 the Company filed a Form S-8 Registration Statement for Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the Company registered 9,000,000 shares of common stock with a par value of $.001 per share.  The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company ’ s future performance through awards of options and restricted stock.

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2008	3,350,000	$0.07
Granted	200,000	0.01
Expired	(300,000)	--

Outstanding at August 31, 2009	3,250,000	$0.07	3.0
Vested and expected to vest at August 31, 2009	3,133,333	$0.07	3.0
Exercisable at August 31, 2009	3,133,333	$0.07	3.0

During the twelve months ended August 31, 2009 and 2008, the Company recognized total compensation expense related to stock options of $736,167 and $686,457 respectively and is disclosed separately in the accompanying consolidated statements of loss and comprehensive loss.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

In June 2008 the Company issued 11,000,000 shares of its common stock in exchange of 100% the common shares of Studio Store Direct, Inc.

During the years ended August 31, 2009 and 2008, there was no interest or taxes paid by the Company.

16.	INCOME TAXES

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

As at August 31, 2009 and 2008, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

17.	SUBSEQUENT EVENT

On December 5, 2009, the same investor as discussed in Note 10 advanced the Company with a $50,000 short term loan.  The terms of the short term loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this short term loan will be used to complete the fiscal year 2009 Annual Report on Form 10-K, which includes auditor, legal, printing, and other professional services fees.  Any remaining funds will be used to fund our operations.