Form 10-K/A
period 2008-08-31
RED ROCK PICTURES HOLDINGS, INC
filed 2009-12-16
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

 Revenues for year ended August 31, 2008: $776,036

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2008, was: $4,453,466

Number of shares of the registrant’s common stock outstanding as of December 8, 2008 was: 101,484,335

Transitional Small Business Disclosure Format:   Yes ☒        No ☐

EXPLANATORY NOTE

For the year ended August 31, 2008, this Amendment No. 2 on Form 10-K amends the Company’s Annual Report on Form 10-K for the year  ended August 31, 2009 and 2007, as filed with the Securities and Exchange Commission on December 15, 2008, for the following:

•	To amend Part III, Item 10, titled “Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(A) of the Exchange Act” by adding our Director, Robert Rosenblatt.

•	To amend Item 12 (Security Ownership of Certain Beneficial Owners and Management – Page 21) to list common shares owned in excess of 5% outstanding by beneficial owners.

•
To amend Item 13 (Certain Relationships and Related Transactions – Page 22) to include additional shares issued related to the Williams-Laikin loans discussed in Notes 8 and 12 of the Consolidated Financial Statements for the year ended August 31, 2008.

•
To restate Notes 8 and 12 and restate the balances reported for non-cash interest expense and additional paid in capital as of August 31, 2008.  The Company restated the balances reported based on guidance provided by the Financial Accounting Standards Board Statement Number 133 (Topic 815 of the FASB Accounting Standards Codification).   The restated financial statements include the recording of non-cash interest expense of $613,752 which increased the net loss to $766,895 as compared to an originally reported net loss of $152,913.

•	To amend Item 9A. Controls and Procedures to updated management's assessment and identification of material weaknesses in its internal control over financial reporting.

Except for the amendment and restatements above, no information has changed from our filing.

 SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	31 August 2008 (As Reported)	Note	Adjustment	31 August 2008 (As Restated)
ASSETS
Current Assets
Cash	$5,932			$5,932
Accounts receivable from related parties	216,644			216,644
Advances to related party	76,798			76,798
Capitalized production costs	134,723			134,723
Prepaid expenses and deposits	10,745			10,745
Production loans and accrued interest to related parties - current portion	1,396,470			1,396,470

Total Current Assets	1,841,312			1,841,312

Long Term Assets
Production loans and accrued interest to related parties	2,923,337			2,923,337
Property and equipment	25,708			25,708
Intangibles	424,280			424,280
Goodwill	450,338			450,338

Total Long Term Assets	3,823,662			3,823,662

Total Assets	$5,664,974			$5,664,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$127,720			$127,720
Accrued liabilities	32,290			32,290
Advances from shareholders	63,636			63,636
Deferred production revenue	326,000			326,000
Advances from related parties	1,997,410			1,997,410

Total Liabilities	2,547,056			2,547,056

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock , $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-			-
Common stock, $0.001 par value; 120,000,000 shares authorized, 95,350,735 shares issued and outstanding (2007 - 64,534,361)	95,351			95,351
Additional paid- in capital	8,200,769	a	613,782	8,814,551
Deficit accumulated during the development stage	(5,178,202)	a	(613,782)	(5,791,984)

Total Stockholders' Equity	3,117,918			3,117,918

Total Liabilities and Stockholders' Equity	$5,664,974			$5,664,974

 SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	Originally Reported	Notes	Adjustments	Restated

REVENUE
Distribution profit participation	$23,448		$-	$23,448
Print and advertising premium fees	188,696		-	188,696
Interest on production advances	520,475		-	520,475
Consulting	198,500		-	198,500
Other	2,948		-	2,948

	934,067		-	934,067
COSTS AND EXPENSES
Costs of distribution profit participation	3,517		-	3,517
Stock based compensation	714,743		-	714,743
Professional fees	58,925		-	58,925
Salaries and wages	57,141		-	57,141
Office and general	56,585		-	56,585
Rent	32,426		-	32,426
Advertising and promotion	8,815		-	8,815
Amortization of intangible assets	22,331		-	22,331
Amortization of tangible assets	2,406		-	2,406

TOTAL OPERATING EXPENSES	956,889		-	956,889

LOSS FROM OPERATIONS	(22,822)		-	(22,822)

Interest expense	(130,091	) a	(613,782)	(743,873)

NET LOSS AND COMPREHENSIVE LOSS	$(152,913)		$(613,782)	$(766,695)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)		$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	81,226,205			81,226,208

SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	Common Stock				Accumulated
	Shares	Amount	Additional Paid In Capital		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Issuance of common stock at inception	2,080,000	$2,080		$-	$-	$-	$2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270		-	-	(66,501)	(8,231)
Net loss	-	-		-	-	(15,610)	(15,610)

Balance, 31 August 2006 (As Originally Stated)	60,350,000	60,350		-	-	(82,111)	(21,761)
Common shares issued for cash, net of financing fees	800,000	800		1,647,089	-	-	1,647,889)
Common shares issued for services and accounts payable	2,862,495	2,863		4,370,183	-	-	4,373,046
Common shares issued as additional interest expense related to related party loan agreement	521,866	522		312,598	-		313,120
Stock options granted	-	-		311,973	-	-	311,973
Net loss	-	-		-	-	(4,943,178)	(4,943,178)

Balance, 31 August 2007 (As Originally Stated)	64,534,361	$64,535		$6,641,843	$-	$(5,025,289)	$1,681,089
Common shares issued for services	2,753,846	2,753		25,532	-	-	28,285
Common shares issued related to equity distribution agreement	5,100,000	5,100		209,900	-		215,000
Common shares issued as additional interest expense related to related party loan agreement	11,962,528	11,963	a	601,819	-		613,782
Stock options granted	-	-		686,457	-	-	686,457
Acquisition of the net assets of Studio Store Direct Inc.	11,000,000	11,000		649,000	-	-	660,000
Net loss	-	-		-	-	(766,695)	(766,695)

Balance, 31 August 2008 (As Restated)	95,350,735	$95,351		$8,814,551	$-	$(5,791,954)	$3,117,918

SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	Year Ended 31 August 2008 (As Reported)	Note	Adjustment	Year Ended 31 August 2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,913)	a	$(613,782)	$(766,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	28,285		-	28,285
Stock options granted	686,457		-	686,457
Common shares issued for interest expense related to related party loans	-	a	613,782	613,782
Amortization	24,737		-	24,737
Changes in operating assets and liabilities:
Notes receivable	-		-	-
Accounts receivable	(212,144)		-	(212,144)
Increase in capitalized production costs	(48,177)		-	(48,177)
Prepaid expenses and deposits	(5,765)		-	(5,765)
Accounts payable	4,520		-	4,520
Accrued liabilities	12,406		-	12,406
Deferred production revenue	30,000		-	30,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	367,406		-	367,406

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(497,543)		-	(497,543)
Cash received in acquisition of Studio Store Direct, Inc.	47,788		-	47,788

NET CASH USED IN INVESTING ACTIVITIES	(449,755)		-	(449,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	(63,457)		-	(63,457)
Advances from related parties	(73,198)		-	(73,198)
Issuance of common stock, net of financing fees	215,000		-	215,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,345		-	78,345

NET (DECREASE) INCREASE IN CASH	(4,004)		-	(4,004)

CASH, BEGINNING OF PERIOD	9,936		-	9,936

CASH, END OF PERIOD	$5,932		$-	$5,932

Notes:

a.            To restate Notes 8 and 12 and restate the balances reported for non-cash interest expense and additional paid in capital as of August 31, 2008.  The Company restated the balances reported based on guidance provided by the Financial Accounting Standards Board Statement Number 133 (Topic 815 of the FASB Accounting Standards Codification).   The restated financial statements include the recording of non-cash interest expense of $613,782 which increased the net loss to $766,695 as compared to an originally reported net loss of $152,913.

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

                  Our operating subsidiary Studio Store Direct Inc.’s principal offices are located at 374 Poli Street, Ventura, CA  93001. The Company's leases its office space from an unrelated third-party under a non-cancelable operating lease expiring in 2009.  Future minimum lease payments are $14,652 for the remainder of the December 31, 2008 calendar year and $4,884 for the calendar year ended December 31, 2009.

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

Amendment No. 2

For the year ended August 31, 2008, this Amendment No. 2 on Form 10-K amends the Company’s Annual Report on Form 10-K for the year  ended August 31, 2009 and 2007, as filed with the Securities and Exchange Commission on December 15, 2008, for the following:

•	To amend Part III, Item 10, titled “Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(A) of the Exchange Act” by adding our Director, Robert Rosenblatt.

•	To amend Item 12 (Security Ownership of Certain Beneficial Owners and Management – Page 21) to list common shares owned in excess of 5% outstanding by beneficial owners.

•
To amend Item 13 (Certain Relationships and Related Transactions – Page 22) to include additional shares issued related to the Williams-Laikin loans discussed in Notes 8 and 12 of the Consolidated Financial Statements for the year ended August 31, 2008.

•
To restate Notes 8 and 12 and restate the balances reported for non-cash interest expense and additional paid in capital as of August 31, 2008.  The Company restated the balances reported based on guidance provided by the Financial Accounting Standards Board Statement Number 133 (Topic 815 of the FASB Accounting Standards Codification).   The restated financial statements include the recording of non-cash interest expense of $613,752 which increased the net loss to $766,895 as compared to an originally reported net loss of $152,913.

•	To amend Item 9A. Controls and Procedures to updated management's assessment and identification of material weaknesses in its internal control over financial reporting.

Except for the amendment and restatements above, no information has changed from our filing.

Comparison of Fiscal Years Ended August 31, 2008 and 2007

Revenue

                  Revenue was $ 934,067 and $139,154 for the years ended August 31, 2008 and 2007, respectively.  Revenues from interest on production advances increased $ 381,321 or 270% to $520,475 as compared to $ 139,154 for the years ended August 31, 2008 and 2007, respectively.  The increase is due to the increase in production advances compared to the prior year.

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

Interest Expense

                  Interest expense was $743,843 compared to $343,985 for the years ended August 31, 2008 and 2007, respectively.   This increase of $397,858 was due to shares issued pursuant to the loan agreement discussed in Note 8 of the attached consolidated financial statements dated August 31, 2008.  The non cash portion of interest expense was $743,843 and $313,120 for the years ended August 31, 2008 and 2007, respectively.

 Capital Resources and Liquidity

As of August 31, 2008 we had $5,923 in cash and a working capital deficiency of $705,744.  A substantial amount of cash will be required in order to commence operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

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

                  In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000 during the period ended May 31, 2008.

                 On August 31, 2008, the company entered into a cancellation agreement with IFG. Pursuant to this agreement the Company shall forever release and discharge IFG of any and all of its obligations under the original note, including any obligation to pay principal and interest.  The Company has also agreed on release of collateral shares to IFG.

      The Company is currently in default on the Williams-Laikin loans discussed in Note 9 of the attached consolidated financial statements for the year ended August 31, 2008 and 2007, respectively.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice as been received as of the date of this filing.

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

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Travel Hunt’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

-
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

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Our directors and officers, as of December 16, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Current Positions and Offices Held
Robert Levy	53	Director and Chairman of the Board
Reno Rollé	47	President, Chief Executive Officer and Director
John Whitesell	52	Director
Robert Rosenblatt	53	Director
Lorraine Evanoff	46	Chief Financial Officer

                 Set forth below is a brief description of the background and business experience of our executive officers and directors.

Robert L. Levy – Director and Chairman of the Board

    Mr. Levy became our President and Chief Executive Officer on September 13, 2006.  On June 6, 2008, Mr. Levy resigned as the Company’s President and Chief Executive Officer.  Mr. Levy is the Company’s current Chairman of the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

    The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options /SARs ($)	LTIP Payouts ($)	All Other Compensation ($)

Reno Rollé, President and Chief Executive Officer	2008	00	0	0	0	1,833	0	0

Lorraine Evanoff, Chief Financial Officer	2008	7,500	0	0	0	3,057	0	0

Jay Koh, Vice President of Operations and Production	2008	0	0	0	0	900	0	0

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

    On June 1, 2008, the Company entered into an employment agreement with the Chief Financial Officer, Lorraine Evanoff.  The employment agreement provides for compensation of $20,000 per annum and options to purchase 300,000 of the Company’s shares at a strike price of $0.06 per share.  For each additional year of employment Ms. Evanoff will be granted an additional option to purchase 200,000 shares of the Company’s common stock at a strike price equal to market value the date of the grant and will vest over three years.  The agreement is terminable at will.

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

Name and Address	Number of Common Shares Beneficially Owned (2)	Percent of Class
Reno Rolle(1) 8228 Sunset Blvd. 3rd Floor Los Angeles, CA 90046	14,380,773	13.9%

National Lampoon(3) 8228 Sunset Blvd. Los Angeles, CA 90046	11,769,236	11.3%

Dan Laikin 9920 Towne Road Carmel, IN 46032	12,769,905	12.3%

N. Williams Family Investments(4) 114 East Market Street Warsaw, IN 46580	6,242,197	6.0%

John Whitesell(1)	700,000	Less than 1%

Lake City Bank	6,242,257	6%

All directors and executive officers as a group (2 in number)	15,080,773	14.5%

    (1) The person listed is an officer and/or director of the Company.
  (2) Based on 103,650,335 shares of common stock issued and outstanding as of April 17, 2009.
 (3) Timothy Durham has dispositive control of these shares
 (4) The Lake City Bank Trust Dept, PO Box 1387, Warsaw IN 46580-1387, has dispositive control of these shares

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In June 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 and $900,000 respectively for a total of $1,900,000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loan is secured by the film.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive fifteen percent (15%) of the twenty five percent (25%) of all net profits from the distribution of the respective picture received by the Company.  The Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.  In fiscal year 2008, the Company repaid $55,000 towards these advances.

    As part of and in consideration for proving the loan above, in July 2007 the Company issued to Williams-Laikin 521,866 shares of the company’s common stock which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).  In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date.  In December 2007, the Company issued 11,440,662 shares pursuant to this requirement and has been valued at the market value of the common stock on the date of issue.  Lastly, in March 2008 the Company issued to Williams-Laikin an additional 521,866 shares of the company’s common stock which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).  All of these common shares were valued at market at the date of issuance and recorded as interest expense in the accompanying consolidated financial statements for the years ended August 31, 2008 and 2007.

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 14 , 2009	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2008

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

31 AUGUST 2008

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
RESTATED CONSOLIDATED FINANCIAL STATEMENTS
Restated Consolidated Balance Sheets	F-2
Restated Consolidated Statements of Loss and Comprehensive Loss	F-3
Restated Consolidated Statements of Stockholders' Equity (Deficit)	F-4
Restated Consolidated Statements of Cash Flows	F-5
Notes to Restated Consolidated Financial Statements	F-6 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Rock Pictures Holdings, Inc. and Subsidiaries

We have audited the accompanying restated consolidated balance sheets of Red Rock Pictures Holdings, Inc. and Subsidiaries, a development stage company, as of 31 August 2008 and 2007 and the related restated statements of loss and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended 31 August 2008 and 2007 and for the period from 18 August 2006 (date of inception) to 31 August 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the 31 August 2008 consolidated financial statements have been restated for the year ended 31 August 2008 to record additional interest expense related to the issuance of common shares. For the year ended 31 August 2007, stock based compensation was reclassified to interest expense to be consistent with the restatement made for the year ended 31 August 2008.

The accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3, the Company has not established a significant source of revenue, has working capital deficiencies and has suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
12 December 2008
Except Notes 2 and 17 and Restated Notes 8 and 12 which are dated 14 December 2009

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

RESTATED CONSOLIDATED BALANCE SHEETS

	31 August 2008 (As Restated)	31 August 2007
ASSETS
Current Assets
Cash	$5,932	$9,936
Accounts receivable from related parties	216,644	-
Advances to related party	76,798	-
Capitalized production costs	134,723	-
Prepaid expenses and deposits	10,745	2,137
Production loans and accrued interest to related parties - current portion	1,396,470	-

Total Current Assets	1,841,312	12,073

Long Term Assets
Production loans and accrued interest to related parties	2,923,337	3,822,264
Property and equipment	25,707	-
Intangibles	424,280	-
Goodwill	450,338	-

Total Long Term Assets	3,823,662	3,822,264

Total Assets	$5,664,974	$3,834,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$127,720	$39,468
Accrued liabilities	32,290	15,000
Advances from shareholders	63,636	68,172
Deferred production revenue	326,000	-
Advances from related parties	1,997,410	2,030,608

Total Liabilities	2,547,056	2,153,248

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock , $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 95,350,735 shares issued and outstanding (2007 - 64,534,361)	95,351	64,535
Additional paid- in capital	8,814,551	6,641,843
Deficit accumulated during the development stage	(5,791,984)	(5,025,289)

Total Stockholders' Equity	3,117,918	1,681,089

Total Liabilities and Stockholders' Equity	$5,664,974	$3,834,337

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

RESTATED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Year Ended 31 August 2008 (As Restated)	For the Year Ended 31 August 2007	For the Period from Inception (18 August 2006) to 31 August 2008 (As Restated)

REVENUE
Distribution profit participation	$23,448	$-	$23,448
Print and advertising premium fees	188,696	-	188,696
Interest on production advances	520,475	139,154	659,629
Consulting	198,500	-	198,500
Other	2,948	-	2,948

	934,067	139,154	1,073,221
COSTS AND EXPENSES
Costs of distribution profit participation	3,517	-	3,517
Stock based compensation	714,743	4,006,273	4,721,015
Professional fees	58,925	91,637	165,570
Salaries and wages	57,141	178,104	235,244
Office and general	56,585	88,333	145,520
Rent	32,426	24,000	56,426
Advertising and promotion	8,815	350,000	358,815
Amortization of intangible assets	22,331	-	22,331
Amortization of tangible assets	2,406	-	2,406

TOTAL OPERATING EXPENSES	956,889	4,738,347	5,710,844

LOSS FROM OPERATIONS	(22,822)	(4,599,193)	(4,637,623)
Interest expense	(743,873)	(343,985)	(1,087,859)

NET LOSS AND COMPREHENSIVE LOSS	$(766,695)	$(4,943,178)	$(5,725,482)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	81,226,205	61,880,348

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

	Common Stock			Accumulated Other		Total Stockholders'
	Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Issuance of common stock at inception	2,080,000	$2,080	$-	$-	$-	$2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270	-	-	(66,501)	(8,231)
Net loss	-	-	-	-	(15,610)	(15,610)

Balance, 31 August 2006 (As Originally Stated)	60,350,000	60,350	-	-	(82,111)	(21,761)
Common shares issued for cash, net of financing fees	800,000	800	1,647,089	-	-	1,647,889
Common shares issued for services and accounts payable	2,862,495	2,863	4,370,183	-	-	4,373,046
Common shares issued as additional interest expense related to related party loan agreement	521,866	522	312,598	-		313,120
Stock options granted	-	-	311,973	-	-	311,973
Net loss	-	-	-	-	(4,943,178)	(4,943,178)

Balance, 31 August 2007 (As Originally Stated)	64,534,361	$64,535	$6,641,843	$-	$(5,025,289)	$1,681,089
Common shares issued for services	2,753,846	2,753	25,532	-	-	28,285
Common shares issued related to equity distribution agreement	5,100,000	5,100	209,900	-		215,000
Common shares issued as additional interest expense related to related party loan agreement	11,962,528	11,963	601,819	-		613,782
Stock options granted	-	-	686,457	-	-	686,457
Acquisition of the net assets of Studio Store Direct Inc.	11,000,000	11,000	649,000	-	-	660,000
Net loss	-	-	-	-	(766,695)	(766,695)

Balance, 31 August 2008 (As Restated)	95,350,735	$95,351	$8,814,551	$-	$(5,791,984)	$3,117,918

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended 31 August 2008 (As Restated)	Year Ended 31 August 2007	Period from Inception (18 August 2006) to 31 August 2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(766,695)	$(4,943,178)	$(5,725,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	28,285	4,373,046	4,401,331
Stock options granted	686,457	311,973	998,430
Common shares issued for interest expense related to related party loans	613,782	313,120	926,902
Amortization	24,737	-	24,737
Changes in operating assets and liabilities:
Notes receivable	-	-	(820)
Accounts receivable	(212,144)	-	(212,144)
Increase in capitalized production costs	(48,177)	-	(48,177)
Prepaid expenses and deposits	(5,765)	(2,137)	(7,003)
Accounts payable	4,520	39,468	58,523
Accrued liabilities	12,406	(4,635)	7,771
Deferred production revenue	30,000	-	30,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	367,406	87,657	454,068

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(497,543)	(3,821,444)	(4,318,987)
Cash received in acquisition of Studio Store Direct, Inc.	47,788	-	47,788

NET CASH USED IN INVESTING ACTIVITIES	(449,755)	(3,821,444)	(4,271,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	(63,457)	64,141	684
Advances from related parties	(73,198)	2,030,608	1,957,410
Issuance of common stock, net of financing fees	215,000	1,647,889	1,864,969

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,345	3,742,638	3,823,063

NET (DECREASE) INCREASE IN CASH	(4,004)	8,851	5,932

CASH, BEGINNING OF PERIOD	9,936	1,085	-

CASH, END OF PERIOD	$5,932	$9,936	$5,932

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

On 6 June 2008, the Company entered into a stock for stock exchange agreement (the “Agreement”) with Studio Store Direct, Inc. (“SSD”) and all of its current shareholders.  Pursuant to the Agreement, the Company issued 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  These common shares were issued in reliance on the exemption available under Section 4(2) of the Securities Act of 1933, as amended and qualify f or exemption since the issuance of shares did not involve a public offering.

The acquisition was accounted for using the purchase method of accounting whereby the total purchase price, including transaction expenses, was allocated to tangible and intangible assets acquired based on estimated fair market values.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

1.	ORGANIZATION AND NATURE OF BUSINESS (Continued)

Organization (Continued)

Based on the provisions of the Agreement between the two companies and valuations of the fair market value of the assets and liabilities of SSD, the allocation of the purchase price was as follows for the undernoted consideration:

Net Assets Acquired:

5 June 2008
Cash and cash equivalents	$47,788
Accounts receivable, no allowance	4,500
Loan from related party	76,798
Property and Equipment	28,113
Capitalized production costs	86,546
Other assets	2,793
Goodwill	450,388
Intangible assets acquired - completed process and technology	446,610
Book value of net liabilities acquired	(483,536)
Net Assets Acquired	$660,000

Consideration Given:

Issuance of 11,000,000 common shares at $0.06 per share (valued at the average price two days before and after the measurement date)	$660,000

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended August 31, 2008 to reflect, as described below in the summary restatement, the recognition of costs associated with the issuance of common shares which are classified as interest expense and disclosed in Note 8.

For the year ended August 31, 2007, the Company reclassified interest expense from an operating expense to a non-operating expense to conform to the 2008 presentation.  The change did not have an impact on the Balance Sheet or the Statement of Cash Flows for the year ended August 31, 2007.

 SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	31 August 2008 (As Reported)	Note	Adjustment	31 August 2008 (As Restated)
ASSETS
Current Assets
Cash	$5,932			$5,932
Accounts receivable from related parties	216,644			216,644
Advances to related party	76,798			76,798
Capitalized production costs	134,723			134,723
Prepaid expenses and deposits	10,745			10,745
Production loans and accrued interest to related parties - current portion	1,396,470			1,396,470

Total Current Assets	1,841,312			1,841,312

Long Term Assets
Production loans and accrued interest to related parties	2,923,337			2,923,337
Property and equipment	25,707			25,707
Intangibles	424,280			424,280
Goodwill	450,338			450,338

Total Long Term Assets	3,823,662			3,823,662

Total Assets	$5,664,974			$5,664,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$127,720			$127,720
Accrued liabilities	32,290			32,290
Advances from shareholders	63,636			63,636
Deferred production revenue	326,000			326,000
Advances from related parties	1,997,410			1,997,410

Total Liabilities	2,547,056			2,547,056

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock , $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-			-
Common stock, $0.001 par value; 120,000,000 shares authorized, 95,350,735 shares issued and outstanding (2007 - 64,534,361)	95,351			95,351
Additional paid- in capital	8,200,769	a	613,752	8,814,551
Deficit accumulated during the development stage	(5,178,202)	a	(613,752)	(5,791,984)

Total Stockholders' Equity	3,117,918			3,117,918

Total Liabilities and Stockholders' Equity	$5,664,974			$5,664,974

 SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	Originally Reported	Notes	Adjustments	Restated

REVENUE
Distribution profit participation	$23,448		$-	$23,448
Print and advertising premium fees	188,696		-	188,696
Interest on production advances	520,475		-	520,475
Consulting	198,500		-	198,500
Other	2,948		-	2,948

	934,067		-	934,067
COSTS AND EXPENSES
Costs of distribution profit participation	3,517		-	3,517
Stock based compensation	714,743		-	714,743
Professional fees	58,925		-	58,925
Salaries and wages	57,141		-	57,141
Office and general	56,585		-	56,585
Rent	32,426		-	32,426
Advertising and promotion	8,815		-	8,815
Amortization of intangible assets	22,331		-	22,331
Amortization of tangible assets	2,406		-	2,406

TOTAL OPERATING EXPENSES	956,889		-	956,889

LOSS FROM OPERATIONS	(22,822)		-	(22,822)

Interest expense	(130,121)	a	(613,752)	(743,873)

NET LOSS AND COMPREHENSIVE LOSS	$(152,943)		$(613,752)	$(766,695)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)		$(0.08)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	81,226,205		61,880,348	61,880,348

SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	Common Stock				Accumulated Other		Total Stockholders'
	Shares	Amount	Additional Paid In Capital		Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Issuance of common stock at inception	2,080,000	$2,080		$-	$-	$-	$2,080
Acquisition of the net liabilities of Red Rock Pictures, Inc.	58,270,000	58,270		-	-	(66,501)	(8,231)
Net loss	-	-		-	-	(15,610)	(15,610)

Balance, 31 August 2006 (As Originally Stated)	60,350,000	60,350		-	-	(82,111)	(21,761)
Common shares issued for cash, net of financing fees	800,000	800		1,647,089	-	-	1,647,889
Common shares issued for services and accounts payable	2,862,495	2,863		4,370,183	-	-	4,373,046
Common shares issued as additional interest expense related to related party loan agreement	521,866	522		312,598	-		313,120
Stock options granted	-	-		311,973	-	-	311,973
Net loss	-	-		-	-	(4,943,178)	(4,943,178)

Balance, 31 August 2007 (As Originally Stated)	64,534,361	$64,535		$6,641,843	$-	$(5,025,289)	$1,681,089
Common shares issued for services	2,753,846	2,753		25,532	-	-	28,285
Common shares issued related to equity distribution agreement	5,100,000	5,100		209,900	-		215,000
Common shares issued as additional interest expense related to related party loan agreement	11,962,528	11,963	a	601,819	-		613,782
Stock options granted	-	-		686,457	-	-	686,457
Acquisition of the net assets of Studio Store Direct Inc.	11,000,000	11,000		649,000	-	-	660,000
Net loss	-	-		-	-	(766,695)	(766,695)

Balance, 31 August 2008 (As Restated)	95,350,735	$95,351		$8,814,551	$-	$(5,791,984)	$3,117,918

SUMMARY RESTATEMENT RED ROCK PICTURE HOLDINGS, INC.
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED AUGUST 31, 2008

	Year Ended 31 August 2008 (As Reported	Note	Adjustment	Year Ended 31 August 2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,913)	a	$(613,782)	$(766,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	28,285		-	28,285
Stock options granted	686,457		-	686,457
Common shares issued for interest expense related to related party loans	-	a	613,782	613,782
Amortization	24,737		-	24,737
Changes in operating assets and liabilities:
Notes receivable	-		-	-
Accounts receivable	(212,144)		-	(212,144)
Increase in capitalized production costs	(48,177)		-	(48,177)
Prepaid expenses and deposits	(5,765)		-	(5,765)
Accounts payable	4,520		-	4,520
Accrued liabilities	12,406		-	12,406
Deferred production revenue	30,000		-	30,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	367,406		-	367,406

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	(497,543)		-	(497,543)
Cash received in acquisition of Studio Store Direct, Inc.	47,788		-	47,788

NET CASH USED IN INVESTING ACTIVITIES	(449,755)		-	(449,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	(63,457)		-	(63,457)
Advances from related parties	(73,198)		-	(73,198)
Issuance of common stock, net of financing fees	215,000		-	215,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,345		-	78,345

NET (DECREASE) INCREASE IN CASH	(4,004)		-	(4,004)

CASH, BEGINNING OF PERIOD	9,936		-	9,936

CASH, END OF PERIOD	$5,932		$-	$5,932

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

Notes:

a.            To restate Notes 8 and 12 and restate the balances reported for non-cash interest expense and additional paid in capital as of August 31, 2008.  The Company restated the balances reported based on guidance provided by the Financial Accounting Standards Board Statement Number 133 (Topic 815 of the FASB Accounting Standards Codification).   The restated financial statements include the recording of non-cash interest expense of $613,752 which increased the net loss to $766,895 as compared to an originally reported net loss of $152,913.

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

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires man agreement to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during t h e reporting period.  Actual results could differ from those estimates.  Examples include estimates of the useful life of equipment and intangibles, the impairment of long-lived assets, intangibles and goodwill, the value of stock compensation and the estimates of revenue and costs related to film production.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.  The Company has devoted substantially all of its efforts to business planning and development.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

As of 31 August 2008 and 2007, the Company reported $216,644 and NIL respectively.

A provision for impairment of trade and other receivables is established when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables. The amount of the provision is the difference between the asset ’ s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate.  The amount o f the provision is recognized in the statement of income. The provision for trade receivables was assessed for the year ended 31 August 2008 and management concluded that no provision was required.

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

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately   recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 15 December 2006 and interim periods within those fiscal years. Management has determined that both of the agreements, as described in note 14, are affected by this pronouncement.  The Company filed a registration statement for the shares issued and the shares potentially issued under these agreements, which became effective 31 August 2007.  There are n o further contingent payments related to these registration arrangements.

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

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

5.	CAPITALIZED PRODUCTION COSTS

2008

Opening unamortized balance, 6 June 2008	$86,546
Production costs incurred	48,177
Write down of production costs	-
Amortization of production costs	-
Closing unamortized balance	$134,723

All capitalized production costs relate to projects in development. The Company expects 100% of the balance of capitalized production costs will be amortized within the next year.

6.	ADVANCES TO RELATED PARTY

These advances are unsecured, non interest bearing with no formal terms of repayment. As of 31 August 2008, advances to related parties amounted to $76,798 (31 August 2007 - $Nil). These advances were made to a company controlled by the spouse of a director and shareholder of the Company.

7.	PRODUCTION LOANS AND ACCRUED INTEREST

The Company provides production financing to National Lampoon, Inc., a corporate shareholder ("NL") that shares certain directors and officers of Red Rock Pictures Holdings Inc.  T he production advances bear interest at a rate of 10% per annum, has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan and are repayable from 100% of any and all net revenue s from each picture.  The financing agreements allows for the Company to advance up to $2,000,000 per picture production.  In addition, during the third quarter 2008, the Company entered into an agreement with NL whereby the Company agreed to advance funding to NL for distribution and prints and advertising services for certain titles released by NL for total advances of up to $2,000,000.   At 31 August 2008 the Company had advanced $3,813,964 and has recorded $505,843 in accrued interest for a total of $4,319,807.  In addition to the interest on these advances, the Company is entitled to receive a net profit participation of twenty five percent (25%) of all net contingent profits from the distribution of the respective pictures and five percent (5%) of all n et contingent profits from the distribution of the films related to the print and adverting financing agreement.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

7.	PRODUCTION LOANS AND ACCRUED INTEREST (Continued)

Outstanding production loans to and accrued interest with NL consist of the following as of 31 August 2008:

	2008	2007

Bag Boy Productions, Inc., a wholly-owned subsidiary of NL	$1,077,635	$1,719,884
Ratko Productions, Inc., a wholly-owned subsidiary of NL	2,163,992	1,964,207
National Lampoon, Inc. - print and advertising	1,078,180	-
Less current portion	(1,396,470)	-
Long term portion of production loans and interest	$2,923,337	$3,684,091

Bag Boy Productions, Inc. - As a result of a modification on 31 October 2008 to this financing agreement with NL, repayment of this loan will now be received no later than 14 March 2011.  The payments are to be made from the proceeds from the release of the film over an estimated r e venue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of 31 August 2008, the Company had a loan balance of $813,756 in principal and $263,879 in interest under this financing agreement for a total of $1,077,635.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $356,951 during the 2009 fiscal year, $475,935 during the 2010 fiscal year, and $237,968 during the 2011 fiscal year.

Ratko Productions, Inc. - As a result of a modification on 31 October 2008 to this financing agreement with NL, repayment of this loan will now be received no later than 31 January 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first NL is to receive a 20% distribution fee; thereafter, NL is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture.  The remaining gross receipts are to be split equally between the Company and NL until such time as the Company has recouped its investment entirely.  As of 31 August 2008, the Company had a loan balance of $1,922,028 in principal and $2 4 1,964 in interest under this financing agreement for a total of $2,163,992.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $715,649 during the 2009 fiscal year, $954,201 during the 2010 fiscal year, and $477,100 during the 2011 fiscal year.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

8.	ADVANCES FROM RELATED PARTIES (As Restated)

On 8 June 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams- Laikin”) for $1,000,000 each for a total of $2,000.000.  During the year ended 31 August 2008 the loan agreement with Daniel Laikin was amended from $1,000,000 to $900,000.  The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc. as described in note 7.  In fiscal year 2008, the Company repaid $55,000 towards these advances.

As part of and in consideration for proving the loan above, in July 2007 the Company issued to Williams-Laikin 521,866 shares of the company’s common stock which represents the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).  In the event that Company’s common stock falls below $1.92 on the six-month anniversary of the Williams-Laikin loans, than the Company shall issue to Williams-Laikin an additional number of shares of the Company’s common stock equal to the difference between the number of Williams-Laikin shares and one million dollars ($1,000,000) divided by the VWAP of the Company’s common stock, as quoted by Bloomberg, LP, on the calculation date.

In December 2007 and in March 2008, the Company issued 11,440,662 and 521,866 common shares, respectively, for a total of  11,962,528 common shares pursuant to this requirement and has been valued at the market value of the common stock on the date of issue.  These common shares represent the number of shares computed by dividing each $1,000,000 loan by $1.92 (the computed lowest volume weighted average price (“VWAP”) for the five days prior to the execution of the Williams-Laikin loans).

The Company is currently in default on the Williams-Laikin loans discussed in Note 9 of the attached consolidated financial statements for the year ended August 31, 2008 and 2007, respectively.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice as been received as of the date of this filing.

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

In addition the Company has received advances from a company controlled by the spouse of a director and shareholder of the Company.  These advances are unsecured, non interest bearing with no formal terms of repayment.  As of August 31, 2008 and 2007,  advances to related parties amounted to $47,000 and $Nil, respectively.

9.	CONSULTING TO RELATED PARTY

The Company's consulting revenue is from a related party, National Lampoon, Inc., a corporate shareholder (NL) that shares certain directors and officers of Red Rock Pictures Holdings Inc.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

10.	INTANGIBLE ASSETS

The following sets forth the intangible assets, excluding goodwill, by major category:

	Cost	Accumulated Amortization	Net Book Value 2008	Net Book Value 2007

Completed technology	$446,611	$(22,331)	$424,280	$-
	$446,611	$(22,331)	$424,280	$-

The completed technology relates to the intangible assets that were identified by management in the acquisition of Studio Store Direct, Inc., as described in note 1. Management identified completed technology and processes for embedding direct response pro g rams directly onto motion picture digital video disc’s ("DVD's"). It was determined that the estimated useful life of this technology was five years and accordingly the cost of this technology is being amortized over five years using the straight line method.

11.	COMMITMENTS AND CONTINGENCY

The Company's principal offices are located at 8228 Sunset Boulevard, 3rd Floor, Los Angeles, California.  The Company leases the premises from National Lampoon, Inc. pursuant to a sublease for two years which became a month-to-month lease thereafter.  The sublease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index. The monthly lease rate is $2,000 per month.

The Company's subsidiary, Studio Store Direct Inc., leases office space from an unrelated third-party under a non-cancelable operating lease expiring in 2009.  Future minimum lease payments are $17,094 for fiscal 2009.

The Company is a defendant in a lawsuit from a complaint filed in the State of Nevada on 27 October 2008, whereby the plaintiff has requested relief in excess of $60,000 for an alleged material breach of contract. The Company maintains that the claim is frivolous and has also filed a counterclaim for damages.  The Company has therefore not accrued any potential contingency in the financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

12.	COMMON STOCK (As Restated)

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

On 19 February 2007, the Company adopted the 2006 Equity Incentive Plan (the "Plan"), as discussed in note 13, and as such issued 1,200,000 shares of common stock to people as compensation for services and as incentive to take a position on the board of directors.  In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the fair value of the shares issued was used to measure the transaction, as this is more reliable than the f air value of the services received. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was complete. This date was 19 December 2006 at which time the stock was valued at $2.48.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On 19 February 2007, the Company’s Board of Directors filed a Definitive Information Statement (the “ Information Statement” ) pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company’s Articles of Incorporation to increase its authorized capital to 120,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on 17 April 2007.

In April 2007 the Company issued 112,495 common shares to investment groups for services, including 3,750 shares issued to Newbridge Securities Corporation for acting as the Company’s exclusive placement agent in connection with the sale of the Company’s common stock to Cornell Capital Partners, LP ("Cornell") and 108,475 shares to Cornell, pursuant with Standby Equity Distribution Agreement with Cornell.  This agreement was cancelled on 6 July 2007.  These shares were valued at their market value on t he date of issue and have been recorded as a reduction of equity as the services relate to raising capital.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

12.	COMMON STOCK (As Restated, Continued)

On 7 July 2007 the Company issued to Williams-Laikin 521,866 shares of it’s common stock as part of loan agreements entered into as discussed in note 8 and have been valued at the market value of the common stock on the date of issue.

In August 2007, the Company issued 1,040,000 shares of its common stock pursuant to the Plan.  The shares were issued for accounts payable related to marketing services rendered and have been valued at the market value of the services provided.

In August 2007, the Company issued 60,000 shares of its common stock pursuant to the Plan.  The shares were issued for accounts payable related to legal service s rendered and have been valued at the market value of the common stock on the date of issue.

In August 2007, the Company issued 50,000 shares of its common stock to an employee for services rendered pursuant to the Plan.  The shares were issued for consul ting services and have been valued at the market value of the common stock on the date of issue.

In August 2007, the Company issued 20,000 shares of its common stock pursuant to the Plan.  The shares were issued for financial and accounting services rendered and have been valued at the market value of the common stock on the date of issue.

In September 2007 the Company issued 3,000,000 shares pursuant to an agreement as discussed in note 14. These shares were held as collateral subject to the terms of the original agreement.  The Company released the 3,000,000 shares, held as collateral, of its common stock pursuant to a cancellation agreement, as discussed in note 14.  The Company also issued an additional 2,100,000 shares in February 2008 pursuant to this agreement. The total effect of the transactions with IFG was that the Company issued 5,100,000 shares for total proceeds of $215,000.

In December 2007 and in March 2008, the Company issued an additional 11,440,662 and 521,866 shares, respectively, of its common stock in accordance with loan agreements entered into as discussed in note 8.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

12.	COMMON STOCK (As Restated, Continued)

In June 2008 the Company issued 11,000,000 shares of its common stock in exchange for 100% the common shares of Studio Store Direct, Inc., as discussed in note 1.

Throughout fiscal year 2008, the Company issued a total of 2,753,846 of its common shares in exchange for services provided to the Company by various third party service providers.

13	STOCK OPTION AND E QUITY INCENTIVE PLAN

On 14 February 2007 the Company filed a Form S-8 Registration Statement for Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the Company registered 9,000,000 shares of common stock with a par value of $.001 per share.  The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company ’ s future performance through awards of options and restricted stock.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

13.	STOCK OPTION AND EQUITY INCENTIVE PLAN (Continued)

In March 2007 the Company granted 2,400,000 stock options under the Plan at an exercise price of $2.56 that vest over three years and with an expiration date of seven years. These options were valued at a price of $0.85 per share or $2,041,608 amortized over the vesting period of three years from the grant date and have been included in Stock based compensation in the Consolidated statement of Operations. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumption s : exercise price $2.56; stock price on the date of grant $2.57; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 4.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of three years, commencing on the grant date of 14 March 2007.

In March 2008 the Company issued 150,000 shares for film distribution services rendered to the Company, valued at the market value o f the common stock on the date of issue.

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

On 26 June 2008 in accordance with the execution of an employment agreement the Company granted 2,000,000 stock options under the Plan at an exercise price of $0.07 that vest over five years and with an expiration date of ten years.  These options were valued at a price of $0.0275 per share or $55,000 amortized over the vesting period of five years from the grant date and has been included as stock based compensation in the consolidated statement of loss. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.07; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 3.46% based on the seven year US Treasury zero-coup o n yield curve; amortized over the period of benefit which is the vesting period of five years, commencing on the grant date of 26 June 2008.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

13.	STOCK OPTION AND EQUITY INCENTIVE PLAN (Continued)

On 26 June 2008 in accordance with the execution of an employment agreement, the Company granted 1,000,000 stock options under the Plan at an exercise price of $0.07 that vest over five years and with an expiration date of ten years.  These options were valued at a price of $0.0275 per share or $27,000 amortized over the vesting   period of five years from the grant date and has been included in as stock based compensation in the consolidated statement of loss. The options were valued using the Black Scholes Option Pricing Model with the following input variables and assumptions: exercise price $0.07; stock price on the date of grant $0.07; calculated volatility amounted to 27%; calculated average term of maturity of five years; an estimated risk free rate of 3.46% based on the seven year US Treasury zero-coupon yield curve; amortized over the period of benefit which is the vesting period of five years, commencing on the grant date of 26 June 2008.

During the year ended 31 August 2008 the Company issued a net amount of 40,000 shares as part of the Plan, for services rendered, that have been valued at the market value of the common stock on the dates of issue.

14.	AGREEMENTS

On 6 July 2007, the Company entered into an Equity Distribution Agreement (“Agreement”) with IFG Opportunity Fund, LLC ("IFG").  Pursuant to this Agreement, IFG has committed to purchase up to $25,000,000 of common stock over the course of twenty- four months.  The amount that the Company shall be entitled to request from each purchase (the “Advance”) shall be up to $2,000,000.  The Advance date shall be the date that IFG receive s an advance notice of a draw down by the Company.  The purchase price shall be set at 97% of the market price of the common stock during the pricing period. The pricing period shall be the five consecutive trading days immediately after the Advance notice   date. There are advance restrictions applied on days between the Advance date and the closing date with respect to that particular advance.  During this time, the Company shall not be entitled to deliver another advance notice.  On each Advance date the Company shall pay to the IFG, directly out of the gross proceeds of each Advance, an amount equal to 3% of the amount of each Advance.

In September 2007, the Company executed a convertible note payable with IFG for $400,000 plus interest at the rate of ten percent per annum.  The Company received $215,000 of the $400,000.  As collateral for the convertible note payable the Company issued 3,000,000 shares of the Company's common stock to be held in escrow.  In the event that the Company defaults, IFG may immediately release the shares in full satisfaction of the convertible note.  In the event that the convertible note is paid in full prior to or upon maturity the shares shall be returned to the Company.  The Company issued an additional 2,100,000 shares to IF G pursuant to the Agreement throughout the year ended 31 August 2008.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

15.	SUPPLE MENTAL CASH FLOW INFORMATION

During the years ended 31 August 2008 and 2007 and for the period from the date of inception (18 August 2006) to 31 August 2008, there was no interest or taxes paid by the Company.

During the year ended 31 August 2008 40,000 (2007 - 3,384,361) common shares were issued valued at $28,285 for services rendered, as discussed in note 12.

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

17.	RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables illustrate selected unaudited consolidated statement of operations data for each restated quarter of fiscal 2008 as described in Note 2.

For the second quarter ended February 29, 2008	As reported	Note	Adjustment	As restated
ASSETS
Current Assets
Cash	$27,497			$5,932
Accounts receivable from related parties	185,000			185,000
Advances to related party	64,598			64,598
Prepaid expenses and deposits	2,137			2,137

Total Current Assets	279,232			279,232

Long Term Assets
Production loans and accrued interest to related parties	4,005,029			4,005,029

Total Assets	$4,284,261			$4,284,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$101,259			$101,259
Convertible note payable	391,550			391,550
Advances from related parties	2,100,416			2,100,416

Total Liabilities	2,593,225			2,593,225

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock	-			-
Common stock	83,789			83,789
Additional paid- in capital	7,988,740	a	572,033	8,560,773
Deficit accumulated during the development stage	(6,381,493	) a	(572,033)	(6,953,526)

Total Stockholders' Equity	1,691,036			1,691,036

Total Liabilities and Stockholders' Equity	$4,284,261			$4,284,261

For the second quarter ended February 29, 2008	As reported	Notes	Adjustments		As restated

REVENUE
Interest income	$89,332		$		$89,332

COSTS AND EXPENSES
Stock based compensation	1,147,984				1,147,984
Office and general	23,067				23,067
Professional fees	18,219				18,219
Salaries and wages	11,058				11,058
Rent	6,000				6,000

TOTAL OPERATING EXPENSES	1,206,328				1,623,214

LOSS FROM OPERATIONS	(1,116,996)				(1,173,882)

Interest expense	(56,866	) a		(572,033)	(628,889)

NET LOSS AND COMPREHENSIVE LOSS	$(1,173,862)			$(572,033)	$(1,745,895)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)			$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	78,477,512				78,477,512

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

For the third quarter ended May 31, 2008	As reported	Note	Adjustment	As restated
ASSETS
Current Assets
Cash	$-			$-
Accounts receivable from related parties	105,826			105,826
Other receivables	185,000			185,000
Prepaid expenses and deposits	2,137			2,137

Total Current Assets	292,963			292,963

Long Term Assets
Production loans and accrued interest to related parties	4,304,632			4,304,632

Total Assets	$4,597,595			$4,597,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$4,350			$4,350
Accounts payable and accrued liabilities	577,080			577,080
Convertible note payable	402,225			402,225
Advances from shareholder	87,731			87,731
Advances from related parties and accrued interest payable	1,923,862			1,923,862

Total Liabilities	2,995,248			2,995,248

Going Concern, Commitments and Contingency

Stockholders' Equity
Preferred stock	-			-
Common stock	84,351			84,351
Additional paid- in capital	7,814,094	a	613,752	8,427,846
Deficit accumulated during the development stage	(6,296,098	) a	(613,752)	(6,909,850)

Total Stockholders' Equity	1,602,347			1,602,347

Total Liabilities and Stockholders' Equity	$4,597,595			$4,597,595

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM 18 AUGUST 2006 (DATE OF INCEPTION) TO 31 AUGUST 2008

For the third quarter ended May 31, 2008	As reported	Notes	Adjustments	As restated

REVENUE
Distribution financing fees	$105,826		$	$105,826

INTEREST INCOME	90,476			90,476

COSTS AND EXPENSES
Stock based compensation	24,417			24,417
General and administrative	13,464			13,464
Salaries and wages	12,601			12,601
Professional fees	10,304			10,304
Rent	6,000			6,000

TOTAL OPERATING EXPENSE	$66,786			66,786

INCOME FROM OPERATIONS	129,516			129,516

Interest expense	(44,121)	a	(41,749)	(85,870)

NET LOSS AND COMPREHENSIVE LOSS	$85,395		$(41,749)	$43,646

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00		$	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	79,021,539			79,021,539
Notes:

a.            To restate Notes 8 and 12 and restate the balances reported for non-cash interest expense and additional paid in capital as of August 31, 2008.  The Company restated the balances reported based on guidance provided by the Financial Accounting Standards Board Statement Number 133 (Topic 815 of the FASB Accounting Standards Codification).   The restated financial statements include the recording of non-cash interest expense of $613,752 recorded in both the second and third quarters of fiscal year 2008.

For the year ended August 31, 2007, the Company reclassified interest expense from an operating expense to a non-operating expense.  The change did not have an impact on our net income or loss and it did not impact the Balance Sheet or the Statement of Cash Flows for the year ended August 31, 2007.