Form 10-Q
period 2009-11-30
RED ROCK PICTURES HOLDINGS, INC
filed 2010-01-15
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  November 30, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2010: 106,816,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
__________________

TABLE OF CONTENTS
___________________

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Red Rock Pictures Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Red Rock Pictures Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," within. Because of these and other factors that may affect Red Rock Pictures Holdings Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Red Rock Pictures Holdings, Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

 RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND AUGUST 31, 2009

	November 30, 2009	August 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Long Term Assets
Equipment, net	15,147	16,916
Total Long Term Assets	15,147	16,916

Total Assets	$15,147	$16,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$240,755	$240,755
Advances from stockholders	63,636	63,636
Senior secured convertible note, including accrued interest of $9,200 and $6,700 at November 30, 2009 and August 31, 2009, respectively	109,200	106,700
Notes payable to related parties, including accrued interest of $333,928 and $299,928 at November 30, 2009 and August 31, 2009, respectively	1,873,928	1,799,928
Total Current Liabilities	2,287,518	2,211,019

Going Concern, Commitments and Contingency

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.001 par value; 120,000,000 shares authorized, 106,816,335 shares issued and outstanding at both November 30, 2009 and August 31, 2009, respectively	106,816	106,816
Additional paid-in-capital	10,439,134	10,269,134
Deficit	(12,818,322)	(12,570,053)
Total Stockholders' Deficit	(2,272,372)	(2,194,103)

Total Liabilities and Stockholders' Deficit	$15,147	$16,916

The accompanying notes are an integral part of these financial statements.

  RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	Three Months Ended November 30, 2009 (Unaudited)	Three Months Ended November 30, 2008 (Unaudited)
REVENUE
Production revenue	$-	$183,650
Print and advertising premium fees	-	69,844
Interest on production advances	-	91,000
TOTAL REVENUE	-	344,494

COSTS AND EXPENSES
Amortization of capitalized production costs	-	34,081
Stock based compensation	210,000	414,267
Professional fees	-	88,081
Salaries and wages	-	18,575
Office and general	1,770	14,902
Bad debt expense	-	30,000
Rent	-	6,840
Amortization of intangible assets	-	22,330
TOTAL COSTS AND EXPENSES	211,770	629,076

LOSS FROM OPERATIONS	(211,770)	(284,582)

Interest expense	(36,500)	(34,000)

NET LOSS AND COMPREHENSIVE LOSS	$(248,270)	$(318,582)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	106,816,335	96,350,599

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	Three Months Ended November 30, 2009 (Unaudited)	Three Months Ended November 30, 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,270)	$(318,582)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	210,000	414,267
Common shares issued for services provided	-	22,155
Increase in allowance for doubtful accounts	-	30,000
Accrued interest on notes	36,500	-
Amortization of capitalized production costs	-	34,081
Depreciation and amortization of intangible assets	1,770	24,735
Changes in operating assets and liabilities:
Accounts receivable	-	(127,494)
Capitalized production costs	-	(12,006)
Prepaid expenses and deposits	-	(12,352)
Accounts payable and accrued liabilities		45,990
Deferred production revenue	-	(126,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-	(25,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Print and advertising funding and accrued interest	-	(91,000)
Production loans and accrued interest	-	(66,461)
NET CASH USED IN INVESTING ACTIVITIES	-	(157,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (to) stockholders	-	3,080
Advances from (to) related parties	-	175,299
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	178,379

NET DECREASE IN CASH	-	(4,288)

CASH, BEGINNING OF YEAR	-	5,932

CASH, END OF YEAR	$-	$1,644

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008 (UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006.  On June 6, 2008, the Company purchased Studio Store Direct, Inc., who specialized in the development and distribution of direct response infomercials.  While the Company was traditionally engaged in the business of developing and financing feature length motion pictures, the Company changed its strategy this fiscal year by focusing solely on the development and distribution of direct response infomercials.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2009.  Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2010.

2.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.

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

3.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that established a single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative, and is effective for financial statements issued for fiscal years ending after September 15, 2009 and interim periods within those fiscal years, and therefore became effective for us September 1, 2009. The adoption of this pronouncement did not impact our results of operations or financial condition.

4.	CUSTOMER CONCENTRATION AND RELATED PARTY

In fiscal year 2009 the Company recorded revenue from our largest customer and related party, National Lampoon, Inc.  For the three months ended November 30, 2008, revenue from NL was $160,844 or approximately 47% of total revenue.  For the entire fiscal year 2009, NL represented approximately 49% of total revenue.

5.	SENIOR SECURED CONVERTIBLE DEBENTURE

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

The Company is currently in default as the Company was unable, due to its financial wherewithal, to repay the balance owed at the maturity date.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

6.	NOTES PAYABLE TO RELATED PARTIES

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.  The total balance outstanding, including accrued interest, was $1.9 million and $1.8 million at November 30, 2009 and August 31, 2008, respectively.

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

7.	COMMITMENTS AND CONTINGENCY

 We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

8.	COMMON STOCK

Mr. Rolle’s employment agreement stipulates that Mr. Rollé can receive common shares in lieu of cash compensation.  The Company recorded $60,000 during the three months ended November 30, 2009.  The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

9.	STOCK OPTION AND EQUITY INCENTIVE PLAN

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2009	3,133,333	$0.07
Granted	-	-
Expired	(1,000,000)	0.07

Outstanding at November 30, 2009	2,133,333	$0.07	3.0
Vested and expected to vest at November 30, 2009	2,133,333	$0.07	3.0
Exercisable at November 30, 2009	2,133,333	$0.07	3.0

During the three months ended November 30, 2009 and 2008, the Company recognized total compensation expense related to stock options of $150,000 and $203,397 respectively and is included as a component of stock based compensation expense disclosed separately in the accompanying consolidated statements of loss and comprehensive loss.

10.	INCOME TAXES

As at November 30, 2009 and August 31, 2009, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

11.	SUBSEQUENT EVENT

On December 5, 2009, the investor as discussed in Note 5 advanced the Company in the form of a $50,000 short term loan.  The terms of the loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this loan was used to complete the fiscal year 2009 Annual Report on Form 10-K, which included auditor, legal, printing, and other professional fees.  The remaining funds are being used to fund our operations.

As discussed in Note 5, the Company is currently in default on its Senior Secured Convertible Debenture, as the Company was unable due to its financial wherewithal to repay the balance owed at the maturity date.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

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

Plan of Operation

Overview

Fiscal year 2009 was a disappointing year for the Company.  During fiscal years 2007 to 2009, we funded two full featured films and various print and advertising campaigns for our largest customer and related party, National Lampoon, Inc.  In 2009 we reviewed and determined that the featured films and the print and advertising campaigns significantly underperformed.  With this underperformance, and the deteriorating financial condition of National Lampoon, Inc., we recorded a total charge of approximately $4.4 million during the second half of fiscal year 2009.

Starting in fiscal year 2010 we modified our strategic plan to focus solely on the development and distribution of direct response infomercials.  Our ability to implement our revised strategy is highly dependent on our ability to successfully raise additional capital.

Results of Operations

Comparison of the Three Months Ended November 30, 2009 and 2008

Revenue

                  Revenue was $Nil and $344,494 for the three months ended November 30, 2009 and 2008, respectively.  Due to the loss of our largest customer as explained above, the Company recorded no revenue for the three months ended November 30, 2009.  During the three months ended November 30, 2008 the Company delivered one infomercial which generated revenue of $183,650.  No infomercials were delivered during the three months ended November 30, 2009.

Costs and Expenses

                  Cost and expenses was $211,770 compared to $629,076 for the three months ended November 30, 2009 and 2008, respectively.   The decrease of $417,376 was due to our expense reduction efforts caused by our reduction in revenue as discussed above.   Professional fees decreased $88,081, salary and wages decreased $18,575 and bad debt decreased $30,000.  Total stock based compensation expense decreased $204,267 due to no contractors being paid with common shares as incurred during the same period of the prior year.  The remaining difference is due to normal fluctuations in operating expenses based on business operations.

Interest Expense

                  Interest expense was $36,500 compared to $34,000 for the years ended August 31, 2009 and 2008, respectively.   Interest expense related to our debt as discussed in both Note 5 and Note 6.

Liquidity and Capital Resources

As of November 30, 2009 we had no cash and a working capital deficiency of $2.3 million.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We have been in discussion with, and we continue to seek, private investors in hopes of raising enough capital to efficiently operate our business.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 5 of the attached consolidated financial statements at November 30, 2009.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

The Company is currently in default on the Williams-Laikin loans discussed in Note 6 of the attached consolidated financial statements at November 30, 2009.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

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

On December 5, 2009, the investor as discussed in Note 5 and Note 11 advanced the Company in the form of a $50,000 short term loan.  The terms of the loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this loan was used to complete the fiscal year 2009 Annual Report on Form 10-K, which included auditor, legal, printing, and other professional fees.  The remaining funds are being used to fund our operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

 There are no material changes to the risk factors disclosed in our annual report filed on Form 10-K dated December 14, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 5 of the attached consolidated financial statements at November 30, 2009.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

The Company is currently in default on the Williams-Laikin loans discussed in Note 6 of the attached consolidated financial statements at November 30, 2009.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: January 15, 2010	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director