Form 10-Q
period 2010-02-28
RED ROCK PICTURES HOLDINGS, INC
filed 2010-04-19
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  February 28, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2010: 106,816,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009
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

 RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND AUGUST 31, 2009

	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$32,960	$-
Capitalized production costs	135,372	-
Total Current Assets	168,332	-

Long Term Assets
Equipment, net	13,377	16,916
Total Long Term Assets	13,377	16,916

Total Assets	$181,709	$16,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$252,983	$240,755
Advances from stockholders	63,636	63,636
Deferred revenue	100,000	-
Senior secured convertible note, including accrued interest of $11,700 and $6,700 at February 28, 2010 and 2009, respectively	211,700	106,700
Notes payable to related parties, including accrued interest of $367,928 and $299,928 at February 28, 2010 and 2009, respectively	1,907,928	1,799,928
Total Current Liabilities	2,536,247	2,211,019

Going Concern, Commitments and Contingency (Note 2, 8)

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.001 par value; 120,000,000 shares authorized, 106,816,335 shares issued and outstanding at both February 28, 2010 and August 31, 2009, respectively	106,816	106,816
Additional paid-in-capital	10,659,134	10,269,134
Deficit	(13,120,488)	(12,570,053)
Total Stockholders' Deficit	(2,354,538)	(2,194,103)

Total Liabilities and Stockholders' Deficit	$181,709	$16,916

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Three Months Ended February 28, 2010 (Unaudited)	Three Months Ended February 28, 2009 (Unaudited)	Six Months Ended February 28, 2010 (Unaudited)	Six Months Ended February 28, 2009 (Unaudited)
REVENUE
Production revenue	$2,688	$--	$2,688	$183,650
Print and advertising premium fees	-	-	-	69,844
Interest on production advances	--	91,000	-	182,000
TOTAL REVENUE	2,688	91,000	2,688	435,494
COSTS AND EXPENSES
Amortization of capitalized production costs	-	--	-	34,081
Stock based compensation	220,000	294,267	430,000	708,534
Professional fees	19,254	(1,597)	19,254	86,484
Salaries and wages	18,284	60,221	18,284	78,796
Office and general	10,816	26,593	12,586	41,495
Bad debt expense	--	300,000	--	330,000
Rent	--	5,181	--	12,021
Amortization of intangible assets	--	22,330	--	44,660
TOTAL COSTS AND EXPENSES	268,354	706,995	480,124	1,336,071

LOSS FROM OPERATIONS	(265,666)	(615,995)	(477,436)	(900,577)

Interest expense	36,500	34,000	73,000	68,000

NET LOSS AND COMPREHENSIVE LOSS	$(302,166)	$(649,995)	$(550,436)	$(968,577)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	106,816,335	103,276,068	106,816,335	99,746,735

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

	Six Months Ended February 28, 2010 (Unaudited)	Six Months Ended February 28, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(550,434)	$(968,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	430,000	708,534
Increase in allowance for doubtful accounts	--	330,000
Depreciation and amortization	3,539	49,471
Accrued interest on convertible note	73,000	--
Changes in operating assets and liabilities:
Accounts receivable	-	(57,650)
Capitalized production costs	(135,372)	22,075
Prepaid expenses and deposits	-	(2,473)
Accounts payable and accrued liabilities	12,227	54,075
Deferred revenue	100,000	(126,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(67,040)	9,455

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	--	140,605
Print and advertising funding and accrued interest	--	(488,911)
NET CASH USED IN INVESTING ACTIVITIES	--	(348,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	--	(73)
Advances from related parties	--	235,428
Proceeds from convertible debenture	100,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	335,355

NET INCREASE (DECREASE) IN CASH	32,960	(3,496)

CASH, BEGINNING OF PERIOD	--	5,932

CASH, END OF PERIOD	$32,960	$2,436

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009 (UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006.  On June 6, 2008, the Company purchased Studio Store Direct, Inc., who specialized in the development and distribution of direct response infomercials.  While the Company was traditionally engaged in the business of developing and financing feature length motion pictures, the Company changed its strategy this fiscal year by focusing on the development and distribution of direct response infomercials.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2009.  Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2010.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance will not have an impact on the Company’s financial position, results of operations or cash flow. During the current quarter, the Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

In May 2009, the FASB issued guidance for Subsequent Events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company has evaluated subsequent events after the balance sheet date of February 28, 2010 through the filing date of this quarterly Report.

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements.

4.	CUSTOMER CONCENTRATION AND RELATED PARTY

In fiscal year 2009 the Company recorded revenue from our largest customer and related party, National Lampoon, Inc.  For the three and six months ended February 28, 2009, revenue from National Lampoon, Inc. was $91,000 and $435,949 or approximately 100% and 42% of total revenue, respectively.

5.	CAPITALIZED PRODUCTION COSTS

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the six months ended February 28, 2010:

Fiscal Year 2010

Opening balance, August 31, 2009	$-
Production costs incurred and capitalized	135.372
Expense related to delivered projects and reclassified to cost of sales	-
Closing unamortized balance, February 28, 2010	$135,372

6.	SENIOR SECURED CONVERTIBLE DEBENTURE

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

During the six months ended February 28, 2010, the Note Holder advanced the Company an additional $100,000 in the form of a short term loan.  The terms of the loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this loan was used to complete the fiscal year 2009 Annual Report on Form 10-K, which included auditor, legal, printing, and other professional fees and to fund operating capital.  The remaining funds are being used to fund our operations.

7.	NOTES PAYABLE TO RELATED PARTIES

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.  The total balance outstanding, including accrued interest, was $1.9 million and $1.8 million at February 28, 2010 and August 31, 2009, respectively.

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

8.	COMMITMENTS AND CONTINGENCY

There are currently no pending litigation proceedings to which we are a party or to which any of our property is subject.

9.	COMMON STOCK

Mr. Rolle’s employment agreement stipulates that Mr. Rollé can receive common shares in lieu of cash compensation.  The Company recorded $60,000 and $120,000 during the three and six months ended February 28, 2010.  The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

On December 31, 2009 and per Mr. Wiseman’s employment agreement, 2,000,000 shares of common stock are to be issued to Mr. Wiseman.  The shares were valued at the close of market on December 31, 2009.  The value of $10,000 is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

10.	STOCK OPTION AND EQUITY INCENTIVE PLAN

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2009	3,133,333	$0.07
Granted	-	-
Expired	(1,133,333)	0.07
Outstanding at February 28, 2010	2,000,000	$0.07	2.6
Vested and expected to vest at February 28, 2010	2,000,000	$0.07	2.6
Exercisable at February 28, 2010	2,000,000	$0.07	2.6

During the three and six months ended February 28, 2010 and 2009, the Company recognized total compensation expense related to stock options of $150,000, $176,267, $300,000 and $339,663 respectively and is included as a component of stock based compensation expense disclosed separately in the accompanying consolidated statements of loss and comprehensive loss.

11.	INCOME TAXES

As at February 28, 2010 and August 31, 2009, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

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

Starting in fiscal year 2010 we modified our strategic plan to focus on the development and distribution of direct response infomercials.  Our ability to implement our revised strategy is highly dependent on our ability to successfully raise additional capital.

Results of Operations

Comparison of the Three Months Ended February 28, 2010 and 2009

Revenue

                  Revenue was $2,688 and $91,000 for the three months ended February 28, 2010 and 2009, respectively.  The decline in revenue was due to the loss of our largest customer as explained above.

Costs and Expenses

                  Cost and expenses was $268,354 and $706,995 for the three months ended February 28, 2010 and 2009, respectively.   The decrease of $438,641 was due to $300,000 of bad debt and $22,330 of intangible asset amortization expense recorded in the 2009 that did not exist in 2010.  Stock based compensation expense decreased $74,267 related to less outstanding stock options and the remaining decrease in expenses of $42,044 was related to expense reduction efforts related to our reduction in revenues.

Interest Expense

                  Interest expense was $36,500 compared to $34,000 for the three months ended February 28, 2010 and 2009, respectively.   Interest expense related to our debt as discussed in both Note 6 and Note 7.

Comparison of the Six Months Ended February 28, 2010 and 2009

Revenue

Revenue was $2,688 and $435,494 for the six months ended February 28, 2009 and 2008, respectively. The decrease in revenue was due to the loss of our largest customer as explained above.  In 2009, we completed and delivered one infomercial project that generated revenue of $183,650.  No infomercials were delivered during the six months ended February 28, 2010.

Costs and Expenses

Cost and expenses was $480,123 and $1,336,071 for the six months ended February 28, 2010 and 2009, respectively.  This decrease of $855,948 was due $330,000 of bad debt and $44,660 of intangible asset amortization expense recorded in the 2009 that did not exist in 2010.  Stock based compensation expense decreased $278,534 related to less outstanding stock options and less issuances than the prior year.  The remaining decrease in expenses of $202,754 was related to expense reduction efforts related to our reduction in revenues.

Interest Expense

Interest expense was $73,000 compared to $68,000 for the six month ended February 28, 2010 and 2009, respectively.   Interest expense related to our debt as discussed in both Note 6 and Note 7.

Liquidity and Capital Resources

As of February 28, 2010 we had $32,960 in cash and a working capital deficiency of $2.4 million.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We have been in discussion with, and we continue to seek, private investors in hopes of raising enough capital to efficiently operate our business.

Cash used from operating activities were $67,040 for the six months ended February 28, 2010.   We expended $135,372 on the development of an infomercial which is expected to be released to our customer during the third quarter ended May 31, 2010.  The cash used to develop the infomercial was offset by the advance of $100,000 from a book publisher which is related to this same infomercial.  The remaining use of cash from operating activities was due to changes in the balance of our accounts payable and accrued expenses and the funding of our net losses from operations.

Cash received from financing activities of $100,000 was from an investor as discussed in Note 6 of the attached consolidated financial statements.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at February 28, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.  The Note Holder has advanced an additional $100,000 during the six month ended February 28, 2010 to fund the completion of our annual report and to fund operating capital.

The Company is currently in default on the Williams-Laikin loans discussed in Note 7 of the attached consolidated financial statements at February 28, 2010.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at February 28, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

The Company is currently in default on the Williams-Laikin loans discussed in Note 7 of the attached consolidated financial statements at February 28, 2010.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 19, 2010	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director