Form 10-Q
period 2010-05-31
RED ROCK PICTURES HOLDINGS, INC
filed 2010-07-20
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  May 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 20, 2010: 106,816,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009
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

  RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2010 AND AUGUST 31, 2009

	May 31, 2010	August 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$8,687	$-
Capitalized production costs	155,159	-
Total Current Assets	163,846	-

Long Term Assets
Equipment, net	11,608	16,916
Total Long Term Assets	11,608	16,916

Total Assets	$175,454	$16,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$268,743	$240,755
Advances from stockholders	63,636	63,636
Deferred revenue	100,000	-
Senior secured convertible note, including accrued interest of $15,700 and $6,700 at May 31, 2010 and 2009, respectively	215,700	106,700
Notes payable to related parties, including accrued interest of $401,928 and $299,928 at May 31, 2010 and 2009, respectively	1,941,928	1,799,928
Total Current Liabilities	2,590,007	2,211,019

Going Concern, Commitments and Contingency (Note 2, 8)

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.001 par value; 120,000,000 shares authorized, 106,816,335 shares issued and outstanding at both May 31, 2010 and August 31, 2009, respectively	106,816	106,816
Additional paid-in-capital	10,865,135	10,269,134
Deficit	(13,386,504)	(12,570,053)
Total Stockholders' Deficit	(2,414,553)	(2,194,103)

Total Liabilities and Stockholders' Deficit	$175,454	$16,916

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Three Months Ended May 31, 2010 (Unaudited)	Three Months Ended May 31, 2009 (Unaudited)	Nine Months Ended May 31, 2010 (Unaudited)	Nine Months Ended May 31, 2009 (Unaudited)
REVENUE
Production revenue	$1,747	$-	$4,435	$183,650
Print and advertising premium fees	-	-	-	69,844
Interest on production advances	--	-	-	182,000
TOTAL REVENUE	1,747	-	4,435	435,494
COSTS AND EXPENSES
Amortization of capitalized production costs	-	9,550	-	43,631
Stock based compensation	206,000	244,000	636,000	952,534
Professional fees	-	250,265	19,254	336,749
Salaries and wages	22,000	25,940	40,284	104,736
Office and general	1,762	47,217	14,348	88,712
Bad debt expense	--	49,948	--	79,948
Rent	--	8,379	--	20,400
Production advances write down	--	2,771,022	--	3,071,022
Goodwill and intangible asset write down	--	829,958	--	829,958
Amortization of intangible assets	--	-	--	44,660
TOTAL COSTS AND EXPENSES	229,762	4,326,279	709,886	5,572,350

LOSS FROM OPERATIONS	(228,015)	(4,326,279)	(705,451)	(5,136,856)

Interest expense	38,000	38,200	111,000	106,200

NET LOSS AND COMPREHENSIVE LOSS	$(266,015)	$(4,274,479)	$(816,451)	$(5,243,056)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.04)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	106,816,335	105,271,800	106,816,335	102,308,618

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended May 31, 2010 (Unaudited)	Nine Months Ended May 31, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(816,451)	$(5,243,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	636,001	1,004,320
Stock issued for services provided	-	225,000
Common stock issued for accounts payable	-	22,018
Increase in allowance for doubtful accounts	-	79,948
Write off of production advances	-	3,071,022
Write off of goodwill and intangible assets	-	829,958
Interest accrued on convertible notes	111,000	4,200
Amortization of capitalized production costs	-	43,631
Depreciation and amortization	5,308	51,681
Changes in operating assets and liabilities:
Accounts receivable	-	173,994
Capitalized production costs	(155,159)	(21,832)
Prepaid expenses and deposits	-	10,745
Accounts payable and accrued liabilities	27,988	45,014
Deferred revenue	100,000	(126,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(91,313)	170,643

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	-	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	-	-
Advances from related parties	-	(246,575)
Proceeds from senior secured convertible note	100,000	100,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,000	(146,575)

NET INCREASE (DECREASE) IN CASH	8,687	(5,932)

CASH, BEGINNING OF PERIOD	-	5,932

CASH, END OF PERIOD	$8,687	$-

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009 (UNAUDITED)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2009.  Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2010.

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

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.	CUSTOMER CONCENTRATION AND RELATED PARTY

In fiscal year 2009 the Company recorded revenue from our largest customer and related party, National Lampoon, Inc.  For the three and nine months ended May 31, 2009, revenue from National Lampoon, Inc. was $Nil and $251,844 or approximately 0% and 58% of total revenue, respectively.

5.	CAPITALIZED PRODUCTION COSTS

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the nine months ended May 31, 2010:

Fiscal Year 2010

Opening balance, August 31, 2009	$-
Production costs incurred and capitalized	155,159
Expense related to delivered projects and reclassified to cost of sales	-
Closing unamortized balance, May 31, 2010	$155,159

6.	SENIOR SECURED CONVERTIBLE DEBENTURE

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

During the nine months ended May 31, 2010, the Note Holder advanced the Company an additional $100,000 in the form of a short term loan.  The terms of the loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this loan was used to complete the fiscal year 2009 Annual Report on Form 10-K, which included auditor, legal, printing, and other professional fees and to fund operating capital.  The remaining funds are being used to fund our operations.

7.	NOTES PAYABLE TO RELATED PARTIES

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.  The total balance outstanding, including accrued interest, was $1.9 million and $1.8 million at May 31, 2010 and August 31, 2009, respectively.

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

Mr. Rolle’s employment agreement stipulates that Mr. Rollé can receive common shares in lieu of cash compensation.  The Company recorded $60,000 and $180,000 during the three and nine months ended May 31, 2010.  The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

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

            Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2009	3,133,333	$0.07
Granted	-	-
Expired	(1,133,333)	0.07
Outstanding at May 31, 2010	2,000,000	$0.07	2.3
Vested and expected to vest at May 31, 2010	2,000,000	$0.07	2.3
Exercisable at May 31, 2010	2,000,000	$0.07	2.3

During the three and nine months ended May 31, 2010 and 2009, the Company recognized total compensation expense related to stock options of $150,000, $176,267, $450,000 and $339,663 respectively and is included as a component of stock based compensation expense disclosed separately in the accompanying consolidated statements of loss and comprehensive loss.

11.	INCOME TAXES

As at May 31, 2010 and August 31, 2009, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2010 and 2009

Revenue

                Revenue was $1,747 and $Nil for the three months ended May 31, 2010 and 2009, respectively.  The increase in revenue was due to royalties received on an investment we made in a feature film towards the end of fiscal year 2009.

Costs and Expenses

                Cost and expenses was $229,762 and $4,326,279 for the three months ended May 31, 2010 and 2009, respectively.   In 2009, we recorded a write down of production advances of $2.8 million and we recorded an impairment charge of $830,000 related to our goodwill and intangible assets.  The remaining decreases were related to our cost cutting efforts due to our decline in revenues.

Interest Expense

                Interest expense was $38,000 compared to $38,200 for the three months ended May 31, 2010 and 2009, respectively.   Interest expense related to our debt as discussed in both Note 6 and Note 7.

Comparison of the Nine Months Ended May 31, 2010 and 2009

Revenue

Revenue was $4,435 and $435,494 for the nine months ended May 31, 2010 and 2009, respectively. The decrease in revenue was due to the loss of our largest customer as explained above.  In 2009, we completed and delivered one infomercial project that generated revenue of $183,650.  No infomercials were delivered during the nine months ended May 31, 2010.

Costs and Expenses

Cost and expenses was $709,886 and $5,572,350 for the nine months ended May 31, 2010 and 2009, respectively.   In 2009, we recorded a write down of production advances of $3.1million and we recorded an impairment charge of $830,000 related to our goodwill and intangible assets.  The remaining decreases were related to our cost cutting efforts due to our decline in revenues.

Interest Expense

Interest expense was $111,000 compared to $106,200 for the nine month ended May 31, 2010 and 2009, respectively.   Interest expense related to our debt as discussed in both Note 6 and Note 7.

Liquidity and Capital Resources

As of May 31, 2010 we had $8,687 in cash and a working capital deficiency of $2.4 million.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We have been in discussion with, and we continue to seek, private investors in hopes of raising enough capital to efficiently operate our business.

Cash used in operating activities were $91,313 for the nine months ended May 31, 2010.   We expended $155,159 on the development of an infomercial which is expected to be released to our customer during the fiscal year 2010 or early fiscal year 2011.  The cash used to develop the infomercial was offset by the advance of $100,000 from a book publisher which is related to this same infomercial.  The remaining use of cash from operating activities was due to changes in the balance of our accounts payable and accrued expenses and the funding of our net losses from operations.

Cash received from financing activities of $100,000 was from an investor as discussed in Note 6 of the attached consolidated financial statements.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at May 31, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.  The Note Holder has advanced an additional $100,000 during the nine month ended May 31, 2010 to fund the completion of our annual report and to fund operating capital.

The Company is currently in default on the Williams-Laikin loans discussed in Note 7 of the attached consolidated financial statements at May 31, 2010.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

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

•
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

•
Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

•
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at May 31, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

The Company is currently in default on the Williams-Laikin loans discussed in Note 7 of the attached consolidated financial statements at May 31, 2010.   In an event of default occurs and is continuing, and in every such case, unless the principal of the note shall have already become due and payable, the holder by a notice in writing to the Company may declare all of the principal of this note, together with accrued interest thereon, to be due and payable immediately.  No such notice has been received as of the date of this filing.

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

ITEM 4.  (Removed and Reserved).

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: July 20, 2010	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, Chief Financial Officer and Director