Form 10-K
period 2010-08-31
RED ROCK PICTURES HOLDINGS, INC
filed 2010-12-14
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-108690

RED ROCK PICTURES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0441032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6019 Olivas Park Drive, Suite C Ventura, California	93003
(Address of principal executive offices)	(Zip Code)

 (323) 790-1813
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Revenues for year ended August 31, 2010: $4,435.00

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2010, was approximately: $107,000

Number of shares of the registrant’s common stock outstanding as of November 30, 2010 was: 119,816,335

Transitional Small Business Disclosure Format:   Yes ☒        No ☐

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2010

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

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and a registration rights agreement.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company received the first tranche of $100,000 from Crisnic in August 2010.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

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

                   Employees

We currently have two full-time employees.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently does not lease any offices.  The spouse of the Company’s Chief Executive Officer leases space for her personal business.  The Company shares the facility, as required, at no cost.  Until such time as the Company requires its own separate facilities, the Company will utilize its current arrangement for conducting its business.

ITEM 3. LEGAL PROCEEDINGS

 We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 4. (REMOVED & RESERVED0

 None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 31, 2010 there were approximately 37 holders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “RRPH”.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

  On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and a registration rights agreement.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

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

	For the year ended August 31,

	2010	2009	2008

Net Sales	$4,435	$635,494	$934,067
Net Income (Loss)	$887,406	$(6,778,069)	$(766,695)
Diluted Earnings (Loss) per Common Share	$0.01	$(0.07)	$(0.01)

	2010	2009	2008
Current Assets	$250,341	$-	$1,841,312
Property and Equipment, net	$9,838	$16,916	$25,707
Total Assets	$260,179	$16,916	$5,664,974
Current Liabilities, including Current Portion of Long-Term Debt	$660,876	$2,251,018	$2,547,2056
Long-Term Liabilities, net of Current Portion	$-	$-	$-
Stockholders’ (Deficit) Equity	$(400,697)	$(2,234,102)	$3,117,918

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

Current Update on Operations

 During fiscal years 2007 to 2009, we funded two full featured films and various print and advertising campaigns for our largest customer and related party, National Lampoon, Inc.  In 2009 we reviewed and determined that the featured films and the print and advertising campaigns significantly underperformed.  With this underperformance, and the deteriorating financial condition of National Lampoon, Inc., we recorded a total charge of approximately $4.4 million during fiscal year 2009.

Starting in fiscal year 2010 we modified our strategic plan to focus on the development and distribution of direct response marketing campaign also commonly known as infomercials.   Our ability to implement our revised strategy is highly dependent on our ability to successfully raise additional capital.

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the campaign.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and a registration rights agreement.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.  The Company received the first tranche of $100,000 from Crisnic in August 2010.

 Results of Operations

Comparison of Fiscal Years Ended August 31, 2010 and 2009

Revenue

Revenue was $4,435 and $635,494 for the years ended August 31, 2010 and 2009, respectively.  The decrease in revenue was due to the loss of our largest customer as explained above.  In 2009, we completed and delivered infomercial projects that generated revenue of $383,650.  No infomercials were delivered during the 2010 fiscal year.

Costs and Expenses

Cost and expenses was $(80,511) and $7,270,863 for the years ended August 31, 2010 and 2009, respectively.   The decrease of $7,351,374 was due a reversal of a prior year bad debt charge of $1,024,468 which was subsequently collected in 2010.  In 2009, we recorded a charge of $4,464,247 related to an investment in two feature films and various print and advertising campaigns for our customer National Lampoon, Inc.   In 2009 we also evaluated our Goodwill and Intangible assets balances and based on our evaluation, we recorded an impairment charge of $829,958.  The remaining decline in expense was primarily related to a reduction in stock based compensation of $373,030 and cost cutting efforts related to our decrease in revenues.

Gain on Extinguishment of Advances From Related Parties

In August 2010, the Company recorded a gain of $917,460 related to debt that was assumed by an outside party, National Lampoon, Inc.  No similar activity existed in fiscal year 2009.   On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. in which National Lampoon, Inc. agreed to assume the outstanding debt the Company owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.  In 2009, the Company wrote off this balance as a bad debt charge due to the financial condition of National Lampoon, Inc.  After offsetting the balances owed from both parties, the net balance resulted in a gain of $917,460.

Interest Expense

              Interest expense was $115,000 compared to $142,700 for the years ended August 31, 2010 and 2009, respectively.   The reduction in interest expense of $27,300 was primarily due to the assumption of our debt as discussed above.

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

 Liquidity and Capital Resources

As of August 31, 2010 we had $94,676 in cash and a working capital deficiency of $410,534.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

Cash used in operating activities were $105,325 for the year ended August 31, 2010.   We expended $155,665 on the development of an infomercial which is expected to be released to our customer during fiscal year 2011.  The cash used to develop the infomercial was offset by the advance of $100,000 from a book publisher which is related to this same infomercial.  The remaining use of cash from operating activities was due to changes in the balance of our accounts payable and accrued expenses and the funding of our net losses from operations.

Cash received from financing activities of $200,000 was received from two sources.   First, $100,000 was from an investor as discussed in Note 6 of the attached consolidated financial statements.  In addition, On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and a registration rights agreement.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.  The Company received the first tranche of $100,000 from Crisnic in August 2010.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at August 31, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.  The Note Holder has advanced an additional $100,000 during the twelve months ended August 31, 2010 to fund the completion of our annual report and to fund operating capital.

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

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Form 10-K and dated December 14, 2010.  While all these significant accounting policies impact its financial condition and results of operations, Red Rock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              Our directors and officers, as of December 14, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Current Positions and Offices Held
Reno Rollé	49	President, Chief Executive Officer and Director
John Whitesell	54	Director
Robert Rosenblatt	55	Director

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

                  Highlighting Mr. Rollé’s tenure with HSND was his role in the development and launch of the Ab Isolator and EZ Crunch abdominal exercise products. These infomercials both generated in excess of $150 million dollars in worldwide sales and spawned an entire consumer product segment targeting abdominal exercise. Estimated sales of this category exceeds $1 billion dollars worldwide.

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

Robert Rosenblatt – Director

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

Compliance With Section 16(A) Of The Exchange Act.

                 Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2010.

Code of Ethics

                 The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

                 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Strategy Officer (CSO):

  SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options /SARs ($)	LTIP Payouts ($)	All Other Compensation ($)

Reno Rollé, President and Chief Executive Officer (1)	2010 2009	4,000 20,000	0 0	0 0	0 240,000	0 0	0 0	0 0

Todd Wiseman, Chief Strategy Officer (2)	2010 2009	4,000 -	- -	- -	10,000 -	- -	- -	- -
(1)
Mr. Rolle’s employment agreement stipulates certain share issuances as a component of his overall compensation.   In 2009, per the employment agreement, Mr. Rolle received 8 million common shares at a market value at date of issuance of $240,000.  Mr. Rolle received cash compensation of $4,000 and $20,000 in fiscal year 2010 and 2009, respectively.

(2)
Mr. Wiseman’s employment agreement stipulates certain share issuances as a component of his overall compensation.   In 2010, per the employment agreement, Mr. Wiseman is to receive 2 million common shares at a market value at date of issuance of $10,000.  Mr. Wiseman received cash compensation of $4,000 and $Nil in fiscal year 2010 and 2009, respectively.  Mr. Wiseman’s employment started on December 28, 2009.

Employment Agreements

                 On June 1, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer, Reno Rollé.   The agreement is in effect for two years and shall automatically renew for successive one year periods unless the Company’s Board of Directors elects not to renew the employment agreement.  The employment agreement provides for compensation of $240,000 per annum of which amount can be paid in cash and common shares of the Company.  The percentage of cash versus common shares shall be mutually agreed upon between Mr. Rollé and the Company’s Board of Directors.  Mr. Rollé is eligible for an annual bonus program.  The amount of the bonus will be negotiated in good faith and mutually agreed upon by Mr. Rollé and the Board of Directors of the Company.  The annual bonus will be paid one-half in stock and one-half in cash.  Additionally, Mr. Rollé received options to purchase 2,000,000 shares upon the execution of the employment agreement and will be entitled to purchase an additional 2,000,000 annually at “no par value”.   The options vest over a five year period.

                 On December 30, 2009, the Company entered into an employment agreement with the Chief Strategy Officer, Todd Wiseman.  The agreement is in effect for three years and shall automatically renew for a successive three year period unless the Company’s Board of Directors or Mr. Wiseman elects not to renew the employment agreement.  The employment agreement provides for compensation of $80,000 per annum contingent upon the Company’s securing adequate investment financing, as mutually agreed upon by Wiseman and the Company, from a third party investor, which many or may not occur.  Mr. Wiseman is eligible for an annual bonus program.  The amount of the bonus will be negotiated in good faith and mutually agreed upon by Mr. Wiseman and the Board of Directors of the Company.   Additionally, Mr. Wiseman is to receive 2,000,000 common shares and 3,000,000 stock options.  The exercise price of the stock options is to be at least $0.01.  The shares vest annually and ratably over a three year period.   Mr. Wiseman, as long as he remains an employee of the Company, has the option to purchase 5% of the total amount of any new shares issued by the Company beyond the total amount of shares outstanding as of December 30, 2010.  The purchase price of the shares will no on terms no less favorable than any other executive receiving options including Company’s current Chief Executive Officer, Mr. Rollé.

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

Name and Address	Number of Common Shares Beneficially Owned	Percent of Class (2)
Reno Rolle(1) 8228 Sunset Blvd. 3rd Floor Los Angeles, CA 90046	14,380,773	7.3%

Crisnic Fund S.A. ConHotel Office Center, Office 5 Sabana Norte, San Jose Costa Rica	13,000,000	10.9%

National Lampoon (3) 8228 Sunset Blvd. Los Angeles, CA 90046	10,769,236	9.0%

Dan Laikin 9920 Towne Road Carmel, IN 46032	10,416,051	6.7%

All directors and executive officers as a group	16,777,073	7.3%

    (1) The person listed is an officer and/or director of the Company.
  (2) Based on 119,816,335 shares of common stock issued and outstanding as of August 31, 2010.
  (3) Timothy Durham has dispositive control of these shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See notes 5 and 7 of the Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the Securities and Exchange Commission dated December 14, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                 For the Company’s fiscal years ended August 31, 2010 and 2009, we were billed approximately $25,830 and $39,700, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

                  There were no fees for audit related services for the years ended August 31, 2010 and 2009.
Tax Fees

                 For the Company’s fiscal years ended August 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

                 The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2010 and 2009.

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: December 14, 2010	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

AUGUST 31, 2010

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Loss and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-13

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Rock Pictures Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Red Rock Pictures Holdings, Inc. and Subsidiaries as of August 31, 2010 and 2009 and the related consolidated statements of loss and comprehensive loss, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Rock Pictures Holdings, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
December 14, 2010

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2010 AND 2009

	August 31, 2010	August 31, 2009

ASSETS
Current Assets
Cash	$94,676	$-
Capitalized production costs	155,665	-
Total Current Assets	250,341	-

Long Term Assets
Equipment, net	9,838	16,916
Total Long Term Assets	9,838	16,916

Total Assets	$260,179	$16,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$277,540	$240,755
Advances from stockholder	63,636	63,636
Deferred licensing revenue	100,000	-
Senior secured convertible note, including accrued interest of $19,700 and $6,700 at August 31, 2010 and 2009, respectively	219,700	106,700
Advances from related parties	-	1,799,928
Total Current Liabilities	660,876	2,211,019

Going Concern, Commitments and Contingency

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.001 par value; 120,000,000 shares authorized, 119,816,335 and 106,816,335 shares issued and outstanding at August 31, 2010 and 2009, respectively	119,816	106,816
Additional paid-in-capital	10,976,134	10,089,134
Common stock issuable	426,000	180,000
Subscription receivable	(200,000)	-
Deficit	(11,682,648)	(12,570,053)
Total Stockholders' Deficit	(400,697)	(2,194,103)

Total Liabilities and Stockholders' Deficit	$260,179	$16,916

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED AUGUST 31, 2010 AND 2009

	For the Year Ended August 31, 2010	For the Year Ended August 31, 2009

REVENUE
Production revenue	$-	$383,650
Distribution profit participation	4,435	-
Print and advertising premium fees	-	69,844
Interest on production advances	-	182,000
	4,435	635,494
COSTS AND EXPENSES
Impairment of production loans and accrued interest	-	3,101,022
Bad debt (recovery)	(1,024,468)	1,393,225
Stock based compensation	846,000	1,219,030
Impairment of goodwill and intangible assets	-	829,958
Professional fees	22,716	305,254
Costs of distribution profit participation	-	156,555
Salaries and wages	61,283	109,652
Office and general	6,881	82,217
Depreciation and amortization of intangible assets	7,078	53,450
Rent	-	20,400
TOTAL OPERATING EXPENSES (RECOVERY)	(80,511)	7,270,863

INCOME (LOSS) FROM OPERATIONS	84,946	(6,635,369)

Gain on extinguishment of advances from related parties	917,460	-
Interest expense	(115,000)	(142,700)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$887,406	$(6,778,069)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.01	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	107,101,267	102,875,562

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	Common Stock		Additional Paid In Capital	Common Stock Issuable	Subscription receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, August 31, 2008 (As Restated)	95,350,735	$95,351	$8,814,551	$-	$-	$(5,791,984)	$3,117,918
Common shares issued for services	1,166,000	1,166	223,834	-	-	-	225,000
Common shares issued as compensation of employee and director	10,133,000	10,133	300,000	-	-	-	310,133
Common shares issuable to Chief Executive Officer per employment agreement	-	-	-	180,000	-	-	180,000
Stock options granted	-	-	728,897	-	-	-	728,897
Common shares issued for accounts payable balance	166,000	166	21,852	-	-	-	22,018
Net loss	-	-	-	-	-	(6,778,069)	(6,778,069)

Balance, August 31, 2009	106,815,735	$106,816	$10,089,134	$180,000	$-	$(12,570,053)	$(2,234,103)
Common shares issuable to Chief Executive Officer and Chief Strategy Officer per employment agreements	-	-	-	246,000	-	-	246,000
Stock based compensation	-	-	600,000	-	-	-	600,000
Common shares issued for cash and subscription receivable	13,000,000	13,000	287,000	-	(200,000)	-	100,000
Net income	-	-	-	-	-	887,406	887,406

Balance, August 31, 2010	119,815,735	$119,816	$10,976,134	$426,000	$(200,000)	$(11,682,648)	$(400,697)

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED AUGUST 31, 2010 AND 2009

	Year Ended August 31, 2010	Year Ended August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$887,406	$(6,778,069)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	846,000	1,219,030
Common shares issued for services provided	-	225,000
Gain on extinguishment of advances from related parties	(917,460)	-
(Decrease) Increase in allowance for doubtful accounts	(1,024,468)	1,393,326
Impairment of production loans and accrued interest	-	3,071,022
Impairment of goodwill and intangible assets	-	829,958
Interest accrued on production loans to related party	-	(182,000)
Interest accrued on advances from related party and convertible note	115,000	142,700
Amortization of capitalized production costs	-	156,555
Depreciation and amortization of intangible assets	7,078	53,450
Changes in operating assets and liabilities:
Accounts receivable	-	14,501
Capitalized production costs	(155,665)	(21,832)
Prepaid expenses and deposits	-	10,745
Accounts payable and accrued liabilities	36,785	102,763
Deferred revenue	100,000	(326,000)
NET CASH USED IN OPERATING ACTIVITIES	(105,324)	(88,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Production loans and accrued interest	-	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	12,919
Issuance of common stock	100,000	-
Proceeds from senior secured convertible note	100,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	112,919

NET INCREASE (DECREASE) IN CASH	94,676	(5,932)

CASH, BEGINNING OF YEAR	-	5,932

CASH, END OF YEAR	$94,676	$-

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED AUGUST 31, 2010 AND 2009

Note 1- Nature of Business and Basis of Presentation

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

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and a registration rights agreement.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company received the first tranche of $100,000 from Crisnic in August 2010.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

Note 2 – Going Concern

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

Note 3 – Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue from television and film productions pursuant to Account Standards Codification (“ASC”) 926, Entertainment - Films.  The following conditions must be met in order to recognize revenue under ASC 926: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Income from film productions is derived from foreign, home video and television sales of third-party films for which production and/or prints and advertising have been financed by the Company. A significant portion of participation income is paid to the   Company based on the timetable associated with participation statements generated by third party processors, and is not typically known by the Company on a timely basis.  This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties.  When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of fees, which are included as a component of cost of revenue. Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred production revenue.

The Company recognizes income from consulting services over the life of the contract as the services are provided.

Production Costs for Feature Films

Production costs are accounted for pursuant to ASC 926.  The cost of production for infomercials, including direct costs, production overhead and interest are capitalized and amortized using the individual-film-forecast method under which such costs are amortized for each program in the ratio that revenue earned in the current period for such program bears to management’s estimate of the ultimate revenues to be realized from all media and markets for such program.  Management regularly reviews, and revise s when necessary, its ultimate revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization applicable to such title and/or a write-down of the value of such title to estimated fair value.  These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and rates of amortization.  If a total net loss is projected for a particular title, the associated film and television costs are written down to estimated fair value.  All exploitation costs, including advertising and marketing costs are expensed as incurred.

Production Costs for Infomercials

The cost of production for infomercials for our customers, including direct costs, production overhead and interest are capitalized and expensed upon delivery to our customers.

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying value of the Company's cash, accounts payable and accrued liabilities, advances from stockholder, senior secured convertible debt and advances from related parties approximates fair value because of the short-term maturity of these instruments.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for t he year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended August 31, 2010 or 2009.

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity ’ s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

Equipment

            Equipment is stated at historical cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Furniture and fixtures	7 years straight line
Equipment	5 years straight line

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4 – Customer Concentration and Related Party

In fiscal year 2009 the Company recorded revenue from our largest customer and related party, National Lampoon, Inc.  For the twelve months ended August 31, 2010 and 2009, revenue from National Lampoon, Inc. was $Nil and $251,844 or approximately 0% and 40% of total revenue, respectively.

Note 5 – Capitalized Production Costs

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the twelve months ended August 31, 2010:

Fiscal Year 2010

Opening balance, August 31, 2009	$-
Production costs incurred and capitalized	155,665
Expense related to delivered projects and reclassified to cost of sales	-
Closing unamortized balance, August 31, 2010	$155,665

Note 6 – Equipment

The table below displays our equipment balance as of August 31, 2010 and 2009, respectively.

	August 31, 2010	August 31, 2009
Furniture and fixtures	$25,459	$25,459
Equipment	16,468	16,468
Equipment	41,927	41,927
Less accumulated depreciation	(32,089)	(25,011)
Total equipment, net	$9,838	$16,916

Depreciation expense was $7,078 for both of the twelve months ended August 31, 2010 and 2009, respectively.

Note 7 – Advances from Related Parties

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans are to fund the Company’s obligation to advance production costs to National Lampoon for a motion picture production.  The loans are secured by the profit participation rights of the films.  The loans bear seven percent (7%) interest and are to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin are entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.  The total balance outstanding, including accrued interest, was $Nil and $1.8 million at August 31, 2010 and August 31, 2009, respectively.

On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balance owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.  In 2009, the Company wrote off this balance as a bad debt charge due to the financial condition of National Lampoon, Inc.  After offsetting the balances owed from both parties, the net balance resulted in a gain of $917,460 and is classified as gain on extinguishment of advances from related parties on the consolidated statements of income (loss) and comprehensive income (loss) within.

Note 8 – Senior Secured Convertible Debenture

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

During the year ended August 31, 2010, the Note Holder advanced the Company an additional $100,000 in the form of a short term loan.  The terms of the loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this loan was used to complete the fiscal year 2009 Annual Report on Form 10-K, which included auditor, legal, printing, and other professional fees and to fund operating capital.  The remaining funds are being used to fund our operations.

Note 9 – Commitments and Contingency

            We are involved in routine litigation incidental to the conduct of our business. There are currently no pending litigation proceedings to which we are a party or to which any of our property is subject.

Note 10 – Common Stock

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

Mr. Rolle’s employment agreement stipulates that Mr. Rollé can receive common shares in lieu of cash compensation.  The Company recorded $236,000 and $180,000 during the twelve months ended August 31, 2010 and 2009, respectively.   The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

On December 31, 2009 and per Mr. Wiseman’s employment agreement, 2,000,000 shares of common stock are to be issued to Mr. Wiseman.  The shares were valued at the close of market on December 31, 2009.  The value of $10,000 is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in on our Consolidated Statement of Income (Loss).

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010. The Company received the first tranche of $100,000 from Crisnic in August 2010, and the remaining $200,000 has been recorded as subscription receivable.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

Note 11 – Stock Options and Equity Incentive Plan

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2009	5,950,000	$0.07	2.0
Granted	3,000,000	0.01
Expired or forfeited	(3,950,000)	0.06

Outstanding at August 31, 2010	5,000,000	$0.06	2.0
Vested and expected to vest at August 31, 2010	1,533,333	$0.03	2.0
Exercisable at August 31, 2010	1,533,333	$0.03	2.0

During the twelve months ended August 31, 2010 and 2009, the Company recognized total compensation expense related to stock options of $600,000 and $736,167 respectively and is disclosed separately in the accompanying consolidated statements of income or loss and comprehensive income or loss.

Note 12 – Supplemental Cash Flow Information

During the years ended August 31, 2010 and 2009, there was no interest or taxes paid by the Company.

Note 13 – Income Taxes

As at August 31, 2010 and 2009, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 14 – Subsequent Events

Events that have occurred subsequent to August 31, 2010 have been evaluated through the date of this audit report. There have been no subsequent events that occurred during such period that would require disclosure in these financial statements or would be required to be recognized in the financial statements as of or for the year ended 31 August 2010.