Form 10-Q
period 2010-11-30
RED ROCK PICTURES HOLDINGS, INC
filed 2011-01-19
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  November 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2011: 119,816,335 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

___________________

TABLE OF CONTENTS
___________________

Signatures	15

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND AUGUST 31, 2010

	November 30, 2010	August 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$108,224	$94,676
Capitalized production costs	278,415	155,665
Total Current Assets	386,639	250,341

Long Term Assets
Equipment, net	8,069	9,838
Total Long Term Assets	8,069	9,838

Total Assets	$394,708	$260,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$263,018	$277,540
Advances from stockholder	63,636	63,636
Deferred licensing revenue	100,000	100,000
Senior secured convertible note, including accrued interest of $23,700 and $19,700 at November 30, 2010 and August 31, 2010, respectively	223,700	219,700
Total Current Liabilities	650,354	660,876

Going Concern, Commitments and Contingency

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.001 par value; 120,000,000 shares authorized, 119,816,335 shares issued and outstanding at both November 30, 2010 and August 31, 2010, respectively	119,816	119,816
Additional paid-in-capital	10,978,884	10,976,134
Common stock issuable	479,000	426,000
Subscription receivable	--	(200,000)
Deficit	(11,833,346)	(11,722,647)
Total Stockholders' Deficit	(255,646)	(400,697)

Total Liabilities and Stockholders' Deficit	$394,708	$260,179

The accompanying notes are an integral part of these financial statements.

 RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three Months Ended November 30, 2010 (Unaudited)	Three Months Ended November 30, 2009 (Unaudited)
REVENUE
Production revenue	$-	$-
TOTAL REVENUE	-	-

COSTS AND EXPENSES
Stock based compensation	55,750	210,000
Professional fees	27,794	-
Salaries and wages	16,703	-
Office and general	6,452	1,770
TOTAL COSTS AND EXPENSES	106,699	211,770

LOSS FROM OPERATIONS	(106,699)	(211,770)

Interest expense	4,000	36,500

NET LOSS AND COMPREHENSIVE LOSS	$(110,699)	$(248,270)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	119,816,335	106,816,335

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,699)	$(248,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	55,750	210,000
Interest accrued on senior secured convertible notes	4,000	36,500
Depreciation	1,769	1,770
Changes in operating assets and liabilities:
Capitalized production costs	(122,750)	-
Accounts payable and accrued liabilities	(14,522)	-
NET CASH USED IN OPERATING ACTIVITIES	(186,452)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	-

NET INCREASE IN CASH	13,548	-

CASH, BEGINNING OF YEAR	94,676	-

CASH, END OF YEAR	$108,224	$-

The accompanying notes are an integral part of these financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business

 Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006.  The Company engages in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials.

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 which was received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2010.  Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2011.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the successful execution of the Company’s current primary business activity, namely, the retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D as supported by the direct response television commercial which is currently in post-production.  The Company expects to test market the Infomercial in the second quarter of 2011 with the expected retail release date of the Book to occur in the third quarter of 2011.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – New Accounting Pronouncements

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

Note 4 – Capitalized Production Costs

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the three months ended November 30, 2010:

Fiscal Year 2011

Opening balance, August 31, 2010	$155,655
Production costs incurred and capitalized	122,760
Expense related to delivered projects and reclassified to cost of sales	-
Closing unamortized balance, November 30, 2010	$278,415

Note 5 – Equipment

The table below displays our equipment balance as of November 30, 2010 and August 31, 2010, respectively.

	November 30, 2010	August 31, 2010
Furniture and fixtures	$25,459	$25,459
Equipment	16,468	16,468
Equipment	41,927	41,927
Less accumulated depreciation	(34,858)	(32,089)
Total equipment, net	$8,069	$9,838

Depreciation expense was $1,769 and $1,770 for the three months ended November 30, 2010 and 2009, respectively.

Note 6 – Senior Secured Convertible Debenture

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

Note 7 – Commitments and Contingency

            We are involved in routine litigation incidental to the conduct of our business. There are currently no pending litigation proceedings to which we are a party or to which any of our property is subject.

Note 8 – Common Stock

Our Chief Executive Officer’s employment agreement stipulates that Mr. Rollé can receive common shares in lieu of cash compensation.  The Company recorded $53,000 and $60,000 for the three months ended November 30, 2010 and 2009, respectively.  The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

The Company issued 13,000,000 restricted common shares for $300,000 in August 2010. The Company received the first tranche of $100,000 from Crisnic in August 2010, and the remaining $200,000 was received during the three months ended November 30, 2010.   The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

Note 9 – Stock Options and Equity Incentive Plan

On February 14, 2007 the Company filed a Form S-8 Registration Statement for Securities to be offered to Employees in Employee Benefit Plans.  Under the terms of this filing the Company registered 9,000,000 shares of common stock with a par value of $.001 per share.  The purpose of the plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company ’ s future performance through awards of options and restricted stock.

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2010	5,000,000	$0.03	1.8
Granted	-	-
Expired or forfeited	-	-

Outstanding at November 30, 2010	5,000,000	$0.03	1.8
Vested and expected to vest at November 30, 2010	1,533,333	$0.03	1.8
Exercisable at November 30, 2010	1,533,333	$0.03	1.8

During the three months ended November 30, 2010 and 2009, the Company recognized total compensation expense related to stock options of $2,750 and $150,000, respectively, and is disclosed separately in the accompanying consolidated statements of income or loss and comprehensive income or loss.

Note 10 – Supplemental Cash Flow Information

During the three months ended November 30, 2010 and 2009, there was no interest or taxes paid by the Company.

Note 11 – Income Taxes

As at November 30, 2010 and August 31, 2010, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

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

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the campaign.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 which has been received from Crisnic (“Crisnic Investment”), the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company has utilized the proceeds from the Crisnic Investment to produce and exploit a direct response television commercial (“Infomercial”) to support the retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D (the “Book”). Currently, Company is in post-production on the Infomercial and expects to test market the infomercial in the first quarter of 2011 with the expected retail release date of the Book to occur in the third quarter of 2011.

Results of Operations

Comparison of the Three Months Ended November 30, 2010 and 2009

Revenue

              The Company had no revenues for the three months ended November 30, 2010 and 2009, respectively.

Costs and Expenses

              Cost and expenses was $106,699 compared to $211,770 for the three months ended November 30, 2010 and 2009, respectively.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.  Therefore the main reason for the decrease in costs and expenses was from the decrease in stock based compensation expense of $154,000. The remaining difference was due to normal fluctuations in operating expenses based on business operations.

Interest Expense

              Interest expense was $4,000 compared to $36,500 for the three months ended November 30, 2010 and 2009, respectively.   The reduction in interest expense was due to the reduction in debt outstanding.   On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balance owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.

Liquidity and Capital Resources

As of November 30, 2010 we had $108,224 in cash and a working capital deficiency of $263,714.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the successful execution of the Company’s current primary business activity, namely, the retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D as supported by the direct response television commercial which is currently in post-production.  The Company expects to test market the Infomercial in the first quarter of 2011 with the expected retail release date of the Book to occur in the third quarter of 2011.

Cash used in operating activities were $186,452 for the three months ended November 30, 2010 compared to Nil for the three months ended November 30, 2009.   Production costs of $122,750 were incurred to produce the Infomercial discussed above during the three months ended November 30, 2010.  Other uses of cash from operating activities was due to repayment of our accounts payable and accrued expenses and the funding of costs and expenses.

Cash received from financing activities of $200,000 was received from an investor as discussed below.  On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.  The Company received the first tranche of $100,000 from Crisnic in August 2010 and the remaining $200,000 during the three months ended November 30, 2010.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at November 30, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

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

Changes in internal controls

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

 There are no material changes to the risk factors disclosed in our annual report filed on Form 10-K dated December 14, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 13,000,000 restricted common shares for $300,000 in August 2010 to Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”). The Company received the first tranche of $100,000 from Crisnic in August 2010, and the remaining $200,000 was received during the three months ended November 30, 2010. The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at November 30, 2010.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

ITEM 4.  (REMOVED & RESERVED)

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: January 19, 2011	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, and Director