Form 10-Q
period 2011-02-28
RED ROCK PICTURES HOLDINGS, INC
filed 2011-04-19
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  February 28, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011: 4,198,163 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

___________________

TABLE OF CONTENTS
___________________

Signatures	16

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND AUGUST 31, 2010

	February 28, 2011	August 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$24,608	$94,676
Capitalized production costs	352,904	155,665
Total Current Assets	377,512	250,341

Long Term Assets
Equipment, net	6,299	9,838
Total Long Term Assets	6,299	9,838

Total Assets	$383,811	$260,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$297,710	$277,540
Advances from stockholder	63,636	63,636
Deferred licensing revenue	100,000	100,000
Senior secured convertible notes, including accrued interest of $27,700 and $19,700 at February 28, 2011 and August 31, 2010, respectively	227,700	219,700
Total Current Liabilities	689,046	660,876

Going Concern, Commitments and Contingency

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.001 par value; 120,000,000 shares authorized, 1,198,163 shares issued and outstanding at both February 28, 2011 and August 31, 2010, respectively	1,198	1,198
Additional paid-in-capital	11,060,252	11,054,752
Common stock issuable	568,983	426,000
Subscription receivable	--	(200,000)
Deficit	(11,935,668)	(11,682,647)
Total Stockholders' Deficit	(305,235)	(400,697)

Total Liabilities and Stockholders' Deficit	$383,811	$260,179

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	Three Months Ended February 28, 2011 (Unaudited)	Three Months Ended February 28, 2010 (Unaudited)	Six Months Ended February 28, 2011 (Unaudited)	Six Months Ended February 28, 2010 (Unaudited)
REVENUE
Production revenue	$-	$2,688	$-	$2,688
TOTAL REVENUE	-	2,688	-	2,688
COSTS AND EXPENSES
Stock based compensation	42,750	220,000	98,500	430,000
Professional fees	28,394	19,254	56,188	19,254
Salaries and wages	49,244	18,284	65,947	18,284
Office and general	17,933	10,816	24,385	12,586
TOTAL COSTS AND EXPENSES	138,321	268,354	245,020	480,124

LOSS FROM OPERATIONS	(138,321)	(265,666)	(245,020)	(477,436)
Interest expense	4,000	36,500	8,000	73,000

NET LOSS AND COMPREHENSIVE LOSS	$(142,321)	$(302,166)	$(253,020)	$(550,436)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.12)	$(0.28)	$(0.21)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,198,163	1,068,163	1,198,163	1,068,163

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	Six Months Ended February 28, 2011	Six Months Ended February 28, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(253,020)	$(550,436)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	98,500	430,000
Interest accrued on senior secured convertible notes	8,000	73,000
Depreciation	3,539	3,539
Changes in operating assets and liabilities:
Capitalized production costs	(197,239)	(135,372)
Deferred revenue	-	100,000
Accounts payable and accrued liabilities	20,169	12,229
NET CASH USED IN OPERATING ACTIVITIES	(320,051)	(67,040)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	-	100,000
Proceeds from common shares to be issued	49,983	-
Issuance of common stock	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	249,983	100,000

NET (DECREASE) INCREASE IN CASH	(70,068)	32,960

CASH, BEGINNING OF PERIOD	94,676	-

CASH, END OF PERIOD	$24,608	$32,960

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010
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

On August 20, 2010, the Company entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic agreed to provide funding to the Company of $300,000.   In exchange for the $300,000 which was received from Crisnic, the Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock in August 2010 and agreed to complete a 1 for 100 reverse stock split which became effective on February 15, 2011.  Subsequent to the reverse stock split, the Company issued to Crisnic an additional 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

On February 14, 2011, the Board of Directors authorized by written consent to effect a 1-for-100 reverse split of the Company’s issued and outstanding common shares. The reverse stock took effect at the open of business on February 15, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,198,163 shares. Except where the context indicates otherwise, all share figures in the consolidated financial statements give effect to the stock split.

Basis of Presentation

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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2010.  Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2011.

Note 2 – Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the successful execution of the Company’s current primary business activity, namely, the retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D as supported by the direct response television commercial that the Company has produced.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4 – Capitalized Production Costs

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the six months ended February 28, 2011:

Fiscal Year 2011

Opening balance, August 31, 2010	$155,655
Production costs incurred and capitalized	197,249
Expense related to delivered projects and reclassified to cost of sales	-
Closing unamortized balance, February 28, 2011	$352,904

Note 5 – Equipment

The table below displays our equipment balance as of February 28, 2011 and August 31, 2010, respectively.

	February 28, 2011	August 31, 2010
Furniture and fixtures	$25,459	$25,459
Equipment	16,468	16,468
Equipment	41,927	41,927
Less accumulated depreciation	(35,628)	(32,089)
Total equipment, net	$6,299	$9,838

Depreciation expense was $1,770, $3,539, $1,770 and $3,539 for the three and six months ended February 28, 2011 and 2010, respectively.

Note 6 – Senior Secured Convertible Debenture

On December 28, 2008, the Company entered into a twelve month $100,000 senior secured convertible debenture agreement with Emerald Asset Advisors, LLC (“Note Holder”).  The one year term loan bears interest at 10% per annum and interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.  At any time or times on or after December 28, 2008, the Note Holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $6 per common share.

The Company is currently in default as the Company was unable, due to its financial wherewithal, to repay the balance owed at the maturity date.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

During the year ended August 31, 2010, the Note Holder advanced the Company an additional $100,000 in the form of a short term loan.  The terms of the loan are in discussion and dependent on our current efforts to successfully obtain additional financing.   Proceeds from this loan was used to complete the fiscal year 2009 Annual Report on Form 10-K, which included auditor, legal, printing, and other professional fees.  The remaining funds were used to fund our operations.

Note 7 – Commitments and Contingency

            We are involved in routine litigation incidental to the conduct of our business. There are currently no pending litigation proceedings to which we are a party or to which any of our property is subject.

Note 8 – Common Stock

Our Chief Executive Officer’s employment agreement stipulates that Mr. Rollé can receive common shares in lieu of cash compensation.  The Company recorded $40,000, $93,000, $60,000 and $120,000 for the three and six months ended February 28, 2011 and 2010, respectively.  The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

On February 14, 2011, the Board of Directors authorized by written consent to effect a 1-for-100 reverse split of the Company’s issued and outstanding common shares. The reverse stock took effect at the open of business on February 15, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,198,163 shares. Except where the context indicates otherwise, all share figures in the consolidated financial statements give effect to the stock split.

In accordance with the letter of intent entered into with Crisnic, the Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock for $300,000 in August 2010. The Company received the first tranche of $100,000 from Crisnic in August 2010, and the remaining $200,000 was received during the six months ended February 28, 2011.   In addition, the Company received an additional $49,983 from Crisnic to continue the development of a direct response marketing campaign currently in development.  This additional financing has been included in common shares to be issued on our consolidated Balance Sheet. The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2010	50,000	$3.00	1.5
Granted	-	-
Expired or forfeited	-	-

Outstanding at February 28, 2011	50,000	$3.00	1.5
Vested and expected to vest at February 28, 2011	15,333	$3.00	1.5
Exercisable at February 28, 2011	15,333	$3.00	1.5

During the three and six months ended February 28, 2011 and 2010, the Company recognized total compensation expense related to stock options of $2,750, $5,500, $150,000 and $300,000, respectively, and is disclosed separately in the accompanying consolidated statements of income or loss and comprehensive income or loss.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.

Note 10 – Supplemental Cash Flow Information

During the six months ended February 28, 2011 and 2010, there was no interest or taxes paid by the Company.

Note 11 – Income Taxes

As at February 28, 2011 and August 31, 2010, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 12 – Subsequent Events

On March 30, 2011, the Company issued 3,000,000 shares of common stock to Crisnic pursuant to the letter of intent entered into on August 20, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 20, 2010, the Company entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic agreed to provide funding to the Company of $300,000.   In exchange for the $300,000 which was received from Crisnic, the Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock in August 2010 and agreed to complete a 1 for 100 reverse stock split which became effective on February 15, 2011.  Subsequent to the reverse stock split, the Company issued to Crisnic an additional 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company has utilized the proceeds from the Crisnic Investment to produce and exploit the direct response television commercial (“Infomercial”) and retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D (the “Book”). The Company has finished production of the Infomercial and is in the process of testing the Infomercial in key markets through the United States. If said tests prove to be successful, the Company will commence a nationwide rollout of the Infomercial.  The Company expects to release the Book to “brick and mortar” retail outlets in the fourth quarter of 2011.

On February 14, 2011, the Board of Directors authorized by written consent to effect a 1-for-100 reverse split of the Company’s issued and outstanding common shares. The reverse stock took effect at the open of business on February 15, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced to 1,198,163 shares. Except where the context indicates otherwise, all share figures in this 10-Q report give effect to the stock split.

Results of Operations

Comparison of the Three Months Ended February 28, 2011 and 2010

Revenue

              The Company had no revenues and $2,688 in revenues for the three months ended February 28, 2010 and 2009, respectively.

Costs and Expenses

              Cost and expenses was $138,321 compared to $268,354 for the three months ended February 28, 2011 and 2010, respectively.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.  Therefore the main reason for the decrease in costs and expenses was from the decrease in stock based compensation expense of $190,000. The remaining difference was due to normal fluctuations in operating expenses based on business operations.

Interest Expense

Interest expense was $4,000 compared to $36,500 for the three months ended February 28, 2011 and 2010, respectively.   The reduction in interest expense was due to the reduction in debt outstanding.   On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balance owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.

Comparison of the Six Months Ended February 28, 2011 and 2010

Revenue

              The Company had no revenues and $2,688 in revenues for the six months ended February 28, 2011 and 2010, respectively.

Costs and Expenses

Cost and expenses was $245,020 compared to $480,123 for the six months ended February 28, 2011 and 2010, respectively.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.  Therefore the main reason for the decrease in costs and expenses was from the decrease in stock based compensation expense of $334,250. The remaining difference was due to normal fluctuations in operating expenses based on business operations.

Interest Expense

Interest expense was $8,000 compared to $73,000 for the six months ended February 28, 2011 and 2010, respectively.   The reduction in interest expense was due to the reduction in debt outstanding.   On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balance owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.

Liquidity and Capital Resources

As of February 28, 2011 we had $24,608 in cash and a working capital deficiency of $311,534.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the successful execution of the Company’s current primary business activity, namely, the retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D as supported by the direct response television commercial. The Company has completed production of the Infomercial and is in the process of testing the Infomercial in key markets through the United States. If said tests prove to be successful, the Company will commence a nationwide rollout of the Infomercial.  The Company expects to release the Book to “brick and mortar” retail outlets in the fourth quarter of 2011.

Cash used in operating activities were $320,051 for the six months ended February 28, 2011 compared to 67,040 for the six months ended February 28, 2010.   Production costs of $197,239 were incurred to produce the Infomercial discussed above during the six months ended February 28, 2011.  Other uses of cash from operating activities were due to repayment of our accounts payable and accrued expenses and the funding of costs and expenses.

Cash received from financing activities of $249,983 was received from an investor as discussed below.  On August 20, 2010, the Company entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic agreed to provide funding to the Company of $300,000.   In exchange for the $300,000 which was received from Crisnic, the Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock in August 2010 and agreed to complete a 1 for 100 reverse stock split which became effective on February 15, 2011.  Subsequent to the reverse stock split, the Company issued to Crisnic an additional 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock

The Company received the first tranche of $100,000 from Crisnic in August 2010 and the remaining $200,000 during the six months ended February 28, 2011.  In addition, the investor contributed an additional $49,983 during the three months ended February 28, 2011 to fund the continued development of a direct response marketing campaign.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at February 28, 2011.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this report we conducted an evaluation, under the supervision of our sole chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of February 28, 2011.

There was no change in our internal control over financial reporting during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock for $300,000 in August 2010 to Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”). The Company received the first tranche of $100,000 from Crisnic in August 2010, and the remaining $200,000 was received during the six months ended February 28, 2011. The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

On March 30, 2011, the Company issued 3,000,000 shares of common stock to Crisnic pursuant to the letter of intent entered into on August 20, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at February 28, 2011.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

ITEM 4.  [REMOVED & RESERVED]

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

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: April 19, 2011	By: /s/ Reno Rollé
Reno Rollé
President, Chief Executive Officer, Principal Financial Officer and Director