Form 10-Q
period 2011-05-31
RED ROCK PICTURES HOLDINGS, INC
filed 2011-07-20
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended:  May 31, 2011

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

(805) 650-6749
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011: 4,198,163 shares of common stock.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND AUGUST 31, 2010

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$23	$94,676
Capitalized production costs	391,295	155,665
Total Current Assets	391,318	250,341

Long Term Assets
Equipment, net	4,529	9,838
Total Long Term Assets	4,529	9,838

Total Assets	$395,847	$260,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$293,391	$277,540
Advances from stockholder	63,636	63,636
Deferred licensing revenue	100,000	100,000
Senior secured convertible notes, including accrued interest of $31,700 and $19,700 at May 31, 2011 and August 31, 2010, respectively	231,700	219,700
Total Current Liabilities	688,727	660,876

Going Concern, Commitments and Contingency

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding		--
Common stock, $0.001 par value; 120,000,000 shares authorized, 4,198,163 shares issued and outstanding at both May 31, 2011 and August 31, 2010, respectively	4,198	1,198
Additional paid-in-capital	11,060,001	11,054,752
Common stock issuable	659,210	426,000
Subscription receivable	-	(200,000)
Deficit	(12,016,289)	(11,682,647)
Total Stockholders' Deficit	(292,880)	(400,697)

Total Liabilities and Stockholders' Deficit	$395,847	$260,179

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

	Three Months Ended May 31, 2011 (Unaudited)	Three Months Ended May 31, 2010 (Unaudited)	Nine Months Ended May 31, 2011 (Unaudited)	Nine Months Ended May 31, 2010 (Unaudited)
REVENUE
Production revenue	$-	$1,747	$-	$4,435
TOTAL REVENUE	-	1,747	-	4,435
COSTS AND EXPENSES
Stock based compensation	2,750	206,000	101,250	636,000
Professional fees	5,399	-	61,587	19,254
Salaries and wages	49,236	22,000	115,183	40,284
Office and general	19,237	1,762	43,622	14,438
TOTAL COSTS AND EXPENSES	76,622	229,762	321,642	709,886

LOSS FROM OPERATIONS	(76,622)	(228,015)	(321,642)	(705,451)
Interest expense	4,000	38,000	12,000	111,000

NET LOSS AND COMPREHENSIVE LOSS	$(80,622)	$(266,015)	$(333,642)	$(816,451)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.03)	$(0.28)	$(0.17)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	3,208,989	1,068,163	2,410,084	1,068,163

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010

	Nine Months Ended May 31, 2011	Nine Months Ended May 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,642)	$(816,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	101,250	636,001
Interest accrued on senior secured convertible notes	12,000	111,000
Depreciation	5,308	5,308
Changes in operating assets and liabilities:
Capitalized production costs	(235,630)	(155,159)
Deferred revenue	-	100,000
Accounts payable and accrued liabilities	15,852	27,988
NET CASH USED IN OPERATING ACTIVITIES	(434,862)	(91,313)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	-	100,000
Proceeds from common shares to be issued	140,209	-
Issuance of common stock	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	340,209	100,000

NET (DECREASE) INCREASE IN CASH	(94,653)	8,687

CASH, BEGINNING OF PERIOD	94,676	-

CASH, END OF PERIOD	$23	$8,687

The accompanying notes are an integral part of these consolidated financial statements.

RED ROCK PICTURES HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010
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

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2010.  Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2011.

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

Note 4 – Capitalized Production Costs

All capitalized production costs relate to projects in development.  The Company expects 100% of the balance of capitalized production costs will be amortized or expensed within the next year.  The table below displays the activity during the nine months ended May 31, 2011:

Fiscal Year 2011

Opening balance, August 31, 2010	$155,665
Production costs incurred and capitalized	235,630
Expense related to delivered projects and reclassified to cost of sales	-
Closing unamortized balance, May 31, 2011	$391,295

Note 5 – Equipment

The table below displays our equipment balance as of May 31, 2011 and August 31, 2010, respectively.

	May 31, 2011	August 31, 2010
Furniture and fixtures	$25,459	$25,459
Equipment	16,468	16,468
Equipment	41,927	41,927
Less accumulated depreciation	(37,397)	(32,089)
Total equipment, net	$4,529	$9,838

Depreciation expense was $1,770, $5,308, $1,770 and $5,308 for the three and nine months ended May 31, 2011 and 2010, respectively.

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

Note 8 – Common Stock

Our Chief Executive Officer’s employment agreement stipulates that Mr. Rollй can receive common shares in lieu of cash compensation. The Company recorded $0, $93,000, $56,000 and $236,000 for the three and nine months ended May 31, 2011 and 2010, respectively.  The balance is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet and expensed in Stock based compensation on our Consolidated Statement of Loss.

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

In accordance with the letter of intent entered into with Crisnic, the Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock for $300,000 in August 2010. The Company received the first tranche of $100,000 from Crisnic in August 2010, and the remaining $200,000 was received during the six months ended February 28, 2011.   In addition, the Company received an additional $140,210 from Crisnic to fund the ongoing expenses related to operating the Company.  This additional financing has been included in common shares to be issued on our consolidated Balance Sheet. The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and fund the ongoing expenses related to operating the Company; as a result Crisnic will share all adjusted gross receipts from the Campaign with Crisnic.

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2010	50,000	$3.00	1.5
Granted	-	-
Expired or forfeited	-	-

Outstanding at May 31, 2011	50,000	$3.00	1.5
Vested and expected to vest at May 31, 2011	15,333	$3.00	1.5
Exercisable at May 31, 2011	15,333	$3.00	1.5

During the three and nine months ended May 31, 2011 and 2010, the Company recognized total compensation expense related to stock options of $2,750, $8,250, $150,000 and $450,000, respectively, and is disclosed separately in the accompanying consolidated statements of income or loss and comprehensive income or loss.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.

Note 10 – Supplemental Cash Flow Information

During the nine months ended May 31, 2011 and 2010, there was no interest or taxes paid by the Company.

Note 11 – Income Taxes

As at May 31, 2011 and August 31, 2010, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

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

The Company has utilized the proceeds from the Crisnic Investment to produce and exploit the direct response television commercial (“Infomercial”) and retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D (the “Book”). The Company has finished production of the Infomercial and is in the process of testing the Infomercial in key markets through the United States. If said tests prove to be successful, the Company will commence a nationwide rollout of the Infomercial.  The Company expects to release the Book to “brick and mortar” retail outlets in January of 2012.

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

On May 6, 2011, the Company and Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) whereby Crisnic has agreed to purchase a $650,000 (the “Principal”) Secured Promissory Note (the “Note”) to provide continued funding to the Company for completion of the Somers Project (as defined in the Purchase Agreement), to fund the ongoing expenses related to operating the Company and is secured by the Security Agreement (the “Security Agreement”) entered into with Crisnic. In addition, the Company has agreed to issue Crisnic 11,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) as consideration for entering into the Purchase Agreement.

Pursuant to the Note, the Company has agreed to pay the Principal plus interest at a rate of fifteen percent (15%) per annum on any unpaid principal and accrued interest not repaid by June 30, 2012 (the “Maturity Date”).

Additionally, in consideration for the loan by Crisnic, the Company has agreed to grant a security interest in the Collateral (as defined in the Security Agreement) for the term of the Note.

Results of Operations

Comparison of the Three Months Ended May 31, 2011 and 2010

Revenue

The Company had no revenues and $1,747 in revenues for the three months ended May 31, 2011 and 2010, respectively.

Costs and Expenses

Cost and expenses was $76,622 compared to $229,762 for the three months ended May 31, 2011 and 2010, respectively.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.  Therefore the main reason for the decrease in costs and expenses was from the decrease in stock based compensation expense of $203,250. The remaining difference was due to normal fluctuations in operating expenses based on business operations.

Interest Expense

Interest expense was $4,000 compared to $38,000 for the three months ended May 31, 2011 and 2010, respectively.   The reduction in interest expense was due to the reduction in debt outstanding.   On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balance owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.

Comparison of the Nine Months Ended May 31, 2011 and 2010

Revenue

The Company had no revenues and $4,435 in revenues for the nine months ended May 31, 2011 and 2010, respectively.

Costs and Expenses

Cost and expenses was $321,642 compared to $709,886 for the nine months ended May 31, 2011 and 2010, respectively.  Stock options granted in 2007 had fully vested and were expensed by the end of the August 31, 2010 fiscal year.  Therefore the main reason for the decrease in costs and expenses was from the decrease in stock based compensation expense of $531,570. The remaining difference was due to normal fluctuations in operating expenses based on business operations.

Interest Expense

Interest expense was $12,000 compared to $111,000 for the nine months ended May 31, 2011 and 2010, respectively.   The reduction in interest expense was due to the reduction in debt outstanding.   On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balance owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.

Liquidity and Capital Resources

As of May 31, 2011 we had $23 in cash and a working capital deficiency of $297,410.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.

The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital deficiencies that raise substantial doubt as to its ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the successful execution of the Company’s current primary business activity, namely, the retail roll-out of the book currently entitled “ANTI-AGING CURES LIFE CHANGING SECRETS TO REVERSE THE EFFECTS OF AGING” by Dr. James William Forsythe M.D., H.M.D as supported by the direct response television commercial. The Company has completed production of the Infomercial and is in the process of testing the Infomercial in key markets through the United States. If said tests prove to be successful, the Company will commence a nationwide rollout of the Infomercial.  The Company expects to release the Book to “brick and mortar” retail outlets in January 2012.

Cash used in operating activities were $434,862 for the nine months ended May 31, 2011 compared to 91,313 for the nine months ended May 31, 2010.   Production costs of $235,630 were incurred to produce the Infomercial discussed above during the nine months ended May 31, 2011.  Other uses of cash from operating activities were due to repayment of our accounts payable and accrued expenses and the funding of costs and expenses.

Cash received from financing activities of $340,209 was received from an investor as discussed below.  On August 20, 2010, the Company entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company (“Crisnic”) whereby Crisnic agreed to provide funding to the Company of $300,000.   In exchange for the $300,000 which was received from Crisnic, the Company issued 13,000,000 (pre 1-for-100 reverse split) restricted shares of common stock in August 2010 and agreed to complete a 1 for 100 reverse stock split which became effective on February 15, 2011.  Subsequent to the reverse stock split, the Company issued to Crisnic an additional 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and file a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission to register the shares.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock

The Company received the first tranche of $100,000 from Crisnic in August 2010 and the remaining $200,000 during the nine months ended May 31, 2011.  In addition, the investor contributed an additional $140,210 during the nine months ended May 31, 2011 to  fund the ongoing expenses related to operating the Company.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and fund the ongoing expenses related to operating the Company; as a result Crisnic will share all adjusted gross receipts from the Campaign with Crisnic.

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at May 31, 2011.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

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

Changes in internal control over financial reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on its Senior Secured Convertible Debenture discussed in Note 6 of the attached consolidated financial statements at May 31, 2011.  As an event of default, the interest rate is increased to twenty percent (20.0%) until the date of such cure.  The Company is currently in negotiation with the Note Holder.

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

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RED ROCK PICTURES HOLDINGS, INC.
Registrant

Date: July 20, 2011	By: /s/ Reno Rolle
Reno Rolle
President, Chief Executive Officer, Principal Financial Officer and Director