Form 10-K
period 2011-08-31
OSL HOLDINGS INC.
filed 2011-12-13
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-108690

OSL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1710 First Avenue New York, NY	10028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-419-4900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2011: $138,511

Number of the issuer’s Common Stock outstanding as of December 12, 2011:  59,368,255

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:   Yes ☒        No ☐

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2011

Unless specifically noted otherwise, this Annual Report on Form 10-K (this “Report”) reflects the business and operations of Red Rock Pictures Holdings, Inc., a Nevada corporation, prior to the share exchange with Office Supply Line, Inc., a Nevada company (“OSL”), which was completed on October 10, 2011 (the “Share Exchange”).  On October 17, 2011, we changed our name to OSL Holdings Inc, by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada to more accurately reflect our new business operations.  For a more complete discussion of the share exchange and the business and operations of OSL, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2011.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of OSL Holdings Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Commission” refers to the Securities and Exchange Commission;
•	“Crisnic” refers to Crisnic Fund, S.A., a Costa Rican corporation;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“OSL” refers to Office Supply Line, Inc., a Nevada company;
•	“Red Rock” refers to Red Rock Pictures Holdings, Inc., a Nevada company; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to OSL Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of OSL Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 12-15. Because of these and other factors that may affect OSL Holdings Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that OSL Holdings Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I

Item 1.  Business

Business Overview

OSL Holdings Inc. is a holding company that will develop and/or acquire business units and/or business ventures with the purpose to create unique and proprietary technology platforms that first target the affinity and diversity marketing channels.  The Company will leverage these business units to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so each venture can scale revenues and their respective offerings to their specific market(s) or across markets.  The Company is in the process of bringing onboard additional management talent with broad experience in technology, distribution, interactive & affinity marketing, and the diversity markets,

Our main subsidiary at this time, Office Supply Line, Inc. is an integrated marketer and distributor of “Products for the Office.”  OSL differentiates itself from its competition by its innovative marketing programs and technology.  It operates in the competitive office supply market as a virtual distributor, leveraging the existing logistical capabilities of its suppliers who provide for inventory logistics, distribution and delivery. OSL focuses on the development and or acquisition of cutting edge technology, sales, marketing and customer service.

Another initial focus has been on building a business unit focused on finalizing the development of our rewards technology platform by the end of the first quarter of calendar 2012 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.

We are also in substantive discussions with several potential acquisitions & strategic partnerships that will expand our reach into Fortune 1000 corporations in Retail, Telecommunications, Publishing, Finance as well as reach into Local, State and Federal Government.  The purpose of these discussions is to further secure major corporate contracts, access to additional membership bases, expand our technology as well as talent needed to execute our plan.

Our expectation is that these initiatives will produce substantial contracts in the first quarter of calendar 2012 with substantial revenue by the third quarter of calendar 2012.

Our Corporate History and Background

The Company was originally incorporated in Nevada on November 22, 2004 as Maneki Mining Inc. (“Maneki”), a development stage company in the business of mineral exploration.  In August 2006 Red Rock Pictures, Inc. consummated a share exchange agreement, whereby 100% of its shares were acquired by Maneki in exchange for 1,800,000 shares of Maneki.  On October 31, 2006, Maneki filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials.

On June 6, 2008, the Company entered into a Stock for Stock Exchange Agreement (the “First Exchange Agreement”) with Studio Store Direct, Inc. (“SSD”) and all of the current SSD Shareholders.  Pursuant to the First Exchange Agreement, the Company acquired 100% of the assets of SSD by issuing 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  Further, SSD became a wholly owned subsidiary of the Company.  With the addition of SSD, the Company also operates as a traditional infomercial production and distribution company

On August 20, 2010, the Company and Reno Rolle, the Company’s Chief Executive Officer at the time, entered into a letter of intent with Crisnic Fund, S.A., a Costa Rican investment company, whereby Crisnic has agreed to provide funding to the Company.  Pursuant to the letter of intent, Reno Rolle has agreed to pledge a total of 14,380,773 of his shares of the Company’s common stock as security for an initial funding of $300,000 payable in three tranches as set forth in the letter of intent.  In exchange for the $300,000 to be received from Crisnic, the Company issued 13,000,000 restricted common shares in August 2010 and agreed to complete a 1 for 100 reverse stock split as soon as possible.  Subsequent to the reverse stock split, the Company also agreed to issue Crisnic 3,000,000 shares of the Company’s common stock.  Also subsequent to the reverse stock split, the Company will sell up to $1,500,000 in common stock and a registration rights agreement.  The number of shares and the purchase price of the shares in the primary offering shall be determined subsequent to a planned reverse split.   Lastly, and as a condition of funding, it was agreed that Reno Rolle will convert all outstanding past due salary into 5,000,000 newly issued shares of common stock.

The Company received the first tranche of $100,000 from Crisnic in August 2010.  The Company agreed to use the funds received from Crisnic to fund a proposed direct response marketing campaign and will share all adjusted gross receipts from the Campaign with Crisnic.

OSL was incorporated pursuant to the laws of the State of Nevada on September 16, 2010, as Office Supply Line, Inc.

Share Exchange of OSL

On October 10, 2011, we completed a Share Exchange with OSL whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of our common stock, par value $0.001 per share, which shares constituted approximately 77% of our issued and outstanding shares, as of and immediately after the consummation of the Share Exchange.  As a result of the Share Exchange, OSL became our wholly owned subsidiary. The Share Exchange transaction with OSL was treated as a reverse merger recapitalization, with OSL as the acquirer and the Company as the acquired party.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of OSL.

As a result of our acquisition of OSL, OSL became our wholly owned subsidiary and we have assumed the business and operations of OSL. On October 17, 2011, we changed our name to OSL Holdings Inc, by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada to more accurately reflect our new business operations.  Our stock symbol has changed to “OSLH”.

Our Products

As a holding company our business units or business ventures will offer varied products.  OSL, our wholly owned subsidiary, currently offers thousands of items from 1,000 manufacturers. It provides technology products, traditional office products, office furniture, janitorial and break-room supplies and industrial products.  By partnering with the wholesaler, it can deliver any of these products from one of their strategically located 45 distribution centers providing same or next day delivery to more than 90% of the United States. We have a variety of catalogs which represents more than 27,000 different items.  OSL sees expansion of its products line as an important aspect of its growth strategy.

Industry Overview

There are very few people or companies that do not use office products.  The business is dominated by a limited number of firms – Staples, Office Depot and Office Max with Staples ($25 billion sales) by far the largest player; its revenues total more than the other two combined ($12 billion and $7 billion respectively).  The balance of the demand is serviced by 16,000 independent office products dealers who buy their goods primarily from two independent wholesalers - United Stationers ($6.5 billion sales and S.P. Richards ($3.5 billion, div. of Genuine Parts) – and directly from manufacturers (H-P, 3M, etc.).

Marketing

The office products market has largely been driven by two factors, price and personal relationships. Historically sales representatives created and maintained customer relationships. The advent of Staples eroded that model as price became the dominant business driver. The challenge with relationship base marketing is that it is expensive and has not been able to withstand price competition. The problem with price based marketing alone is that there is little customer loyalty and the low margins always endanger profitability. OSL’s marketing strategy is consistent with its goal of minimizing overhead and leveraging external relationships and resources. OSL has created a series of strategic marketing partnerships that each accomplishes two goals: 1) They transfer an emotion based customer relationship from the marketing partner to OSL; and 2) They leverage the marketing partner’s infrastructure including customer communications, events and volunteers.

Our Strategy

Our strategy will be unique for each vertical or industry segment with the common thread of technology centric innovation, revenue scalability and access to deep audience segments.  For example, our strategy for consumer office products will rely heavily on internet marketing and our strategy for large corporate customers will rely more heavily on relationships and diversity benefits. Another common thread between all of our business units will be the leveraging of our rewards platform that we are developing and preparing to launch.  This platform will capitalize on various diversity and affinity relationships and will provide prominent exposure to our product offerings within each vertical market as well as the broader digital marketplace.

Corporate

Major corporate contracts generally require 1) competitive pricing, 2) technologic compatibility and 3) relationships.  OSL has been developing a comprehensive corporate strategy that includes pricing, development and the acquisition of technology and procuring experienced technology executives. In addition, OSL is developing a variety of strong diverse and affinity working relationships.

Strategic Partnerships

United Stationers (“United”) is the larger of the two principal wholesale office supply companies serving the remaining 16,000 independent office products dealers.  A $12.5 billion dollar public company ($6.5 billion office products, $6 billion janitorial and break room supplies), United inventories 65,000 items in 45 distribution centers throughout the United States and Mexico. United will provide all the logistical and inventory support for OSL. Orders placed by 3PM will be received by the customer the next day from one of United’s 45 distribution centers.

Customers

OSL currently has no active customers.

Distribution

The Company will make use of the infrastructure and logistics offered by the United Stationers national distribution centers allowing for next day delivery throughout the continental United States.

Competition

The competitive landscape includes over 16,000 independent office supply dealers whose gross annual sales vary, running from $1,000,000 or less up to dealers that gross in the hundreds of millions of dollars annually.  Additionally, retail competition includes substantial retailers such as Staples and Office Depot.

Employees

As of October 10, 2011, we have two full time employees.

Intellectual Property

The Company has no intellectual property.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties

Prior to the Share Exchange, we did not lease any office space.  The spouse of the Company’s former Chief Executive Officer leased space for her personal business. The Company shared the facility, as required, at no cost.

As a result of the Share Exchange, our principal executive office are now located at 1710 First Avenue, New York, NY 10028. We currently rent this office space on a short term basis and expect to rent larger space in the near future.

Item 3.  Legal Proceedings

Prior to, and following, the Share Exchange, there were no pending legal proceedings to which the Company was a party or in which any former director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder was a party adverse to the Company or had a material interest adverse to the Company.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is traded on The OTC Bulletin Board under the symbol “OSLH.”  As of the date of this Report, 59,368,255 shares of our common stock were issued and outstanding and 650,001 shares of our preferred stock were issued and outstanding.

Of the 59,368,255 shares of our common stock issued and outstanding, 57,219,959 of such shares are restricted shares.  None of these restricted shares are eligible for resale absent registration or an exemption from registration.  The exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2010
First quarter ended November 30, 2009	$.53	$.10
Second quarter ended February 28, 2010	$.88	$.26
Third quarter ended May 31, 2010	$.60	$.11
Fourth quarter ended August 31, 2010	$.70	$.13

Fiscal Year 2010
First quarter ended November 30, 2010	$.40	$.12
Second quarter ended February 28, 2011*	$38.00	$.10
Third quarter ended May 31, 2011	$.35	$.10
Fourth quarter ended August 31, 2011	$.15	$.10

*There was one day during the second quarter of fiscal 2011 that the Company’s stock price was $38.00.  Every other day during the second quarter the price was under $0.50.

Holders

As of the date of this Report there were approximately 73 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6.  Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OSL Holdings Inc. is a holding company that will develop and/or acquire business units and/or business ventures with the purpose to create unique and proprietary technology platforms that first target the affinity and diversity marketing channels.  The Company will leverage these business units to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so each venture can scale revenues and their respective offerings to their specific market(s) or across markets.  The Company is in the process of bringing onboard additional management talent with broad experience in technology, distribution, interactive & affinity marketing, and the diversity markets,

Our main subsidiary at this time, Office Supply Line, Inc. is an integrated marketer and distributor of “Products for the Office.”  OSL differentiates itself from its competition by its innovative marketing programs and technology.  It operates in the competitive office supply market as a virtual distributor, leveraging the existing logistical capabilities of its suppliers who provide for inventory logistics, distribution and delivery. OSL focuses on the development and or acquisition of cutting edge technology, sales, marketing and customer service.

Another initial focus has been on building a business unit focused on finalizing the development of our rewards technology platform by the end of the first quarter of calendar 2012 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.

We are also in substantive discussions with several potential acquisitions & strategic partnerships that will expand our reach into Fortune 1000 corporations in Retail, Telecommunications, Publishing, Finance as well as reach into Local, State and Federal Government.  The purpose of these discussions is to further secure major corporate contracts, access to additional membership bases, expand our technology as well as talent needed to execute our plan.

Our expectation is that these initiatives will produce substantial contracts in the first quarter of calendar 2012 with substantial revenue by the third quarter of 2012.

Recent Developments

Share Exchange with OSL

On October 10, 2011, we completed a Share Exchange with OSL whereby OSL exchanged all of the issued and outstanding equity interests of OSL in exchange for 50,000,000 shares of our common stock, par value $0.001 per share.  As a result of the Share Exchange, OSL became our wholly owned subsidiary. The share exchange transaction with OSL was treated as a recapitalization, with OSL as the acquirer and the Company as the acquired party.  As a result of our acquisition of OSL, we now own all of the issued and outstanding equity interests in OSL and we have assumed the business and operations of OSL and its subsidiaries.

As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Crisnic Share Cancellation Agreement") with Crisnic and OSL. Pursuant to the Share Cancellation Agreement and Release, Crisnic agreed to cancel 14,130,000 shares in exchange for $10,000 and a Promissory Note in the principal amount of $240,000 (the "Promissory Note"). As a security for this Promissory Note, the Company issued Crisnic 650,001 shares of Series A Preferred Stock (the "Preferred Shares") which were placed into escrow, and will be released based on the terms in an Escrow Agreement (the "Escrow Agreement") by and among the Company, OSL, Crisnic and Sichenzia Ross Friedman Ference Anslow LLP, as escrow agent. The Preferred Shares have 100:1 voting rights. Upon payment of the principal amount due under the Promissory Note the Preferred Shares will be cancelled. Upon an event of default under the Promissory Note, the Preferred Shares will be released to Crisnic.

In conjunction with the Share Exchange, the Company entered into an Asset Assignment Agreement (the "Asset Assignment Agreement") by and among Reno Rolle ("Rolle"), Todd Wiseman ("Wiseman"), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (143,809 shares) and Wiseman (5 million shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct (the "Spin-Off"). The Company assets to be assigned to Red Rock Direct include (i) the Company's current direct response television commercial (hosted by Suzanne Somers) (the "Infomercial"), (ii) the book currently entitled The Anti-Aging Miracle by Dr. James William Forsythe, M.D., and any and all proceeds derived therefrom, including any health supplements sold as described in the Infomercial, (iii) the feature length film entitled "Endless Bummer", (iv) the book currently entitled Sleep and Grow Young by Dr. James William Forsythe, M.D, and (v) a management agreement with Mike Flynt (collectively, the "Assigned Assets").

On October 12, 2011, the Company and the Exchange LLC (“Exchange LLC”), entered into Amendment No. 1 (the “Amendment”) to the senior secured convertible note in the principal amount of $100,000 in favor of Emerald.  Pursuant to an agreement dated September 19, 2011, by and between Emerald and the Exchange LLC, Emerald assigned the senior secured convertible note and an additional $100,000 of indebtedness (“Additional Indebtedness”) owed to Emerald by the Company to the Exchange LLC.   Pursuant to the Amendment, in consideration of the forgiveness by the Exchange LLC of the Additional Indebtedness and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price in the Senior Secured Convertible Note to $0.001. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.

Results of Operations

Comparison of Fiscal Years Ended August 31, 2011 and 2010

Revenue

The Company had no revenues and $4,435 in revenues for the years ended August 31, 2011 and 2010, respectively.

Impairment of capitalized production costs, net of deferred revenue

Impairment of capitalized production costs, net of deferred revenue, was $299,013 for the year ended August 31, 2011.  Based on the market results of our testing of our projects in development, we determined that it was appropriate and consistent with generally accepted accounting procedures to expense the capitalized balance recorded as of August 31, 2011.

General and Administrative

General and administrative expenses were $391,638 and $964,357 for the years ended August 31, 2011 and 2010, respectively.   The decrease of $572,720 was primarily related to a reduction in stock based compensation.  As stock options granted in 2007 had fully vested and were expensed by the end of fiscal year 2010, no similar level of expense was recorded in fiscal year 2011.  The remaining difference was due to normal fluctuations in operating expenses based on business operations.

Interest Expense and Financing Costs

Interest expense was $80,300 compared to $115,000 for the years ended August 31, 2011 and 2010, respectively.   The reduction in interest expense was due the reduction in debt outstanding.  On August 13, 2010, the Company entered into an agreement with National Lampoon, Inc. (“NL”) in which NL agreed to assume the Company’s outstanding balanced owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive NL for its balance owed the Company of $1,024,468.

Debt financing costs was determined to be $290,000 for the year ended August 31, 2011 and is being amortized on a straight-line basis over the term of the debt..

On May 6, 2011, the Company and Crisnic Fund, S.A., a Costa Rican investment company ("Crisnic") entered into a Securities Purchase Agreement (the "Purchase Agreement") whereby Crisnic agreed to purchase a $650,000 (the "Principal") Secured Promissory Note (the "Note") to provide continued funding to the Company for completion of an infomercial project (the “Somers Project”). In addition, the Company issued Crisnic 3,000,000 shares of the Company’s common stock as part of the original terms of financing, and an additional 11,000,000 shares of the Company's common stock as consideration for entering into the Purchase Agreement.  Pursuant to the Note, the Company has agreed to pay the Principal plus interest at a rate of fifteen percent (15%) per annum on any unpaid principal and accrued interest not repaid by June 30, 2012.  The Note is secured by a Security Agreement granting Crisnic all elements and rights to the Somers Project.

The 14,000,000 shares of common stock issued as part of this transaction were valued at $250,000, which was based on the value paid by OSL to cancel these shares of the Company’s common stock subsequent to the year end (see note 14).  The remaining portion attributed to the Note was $400,000 and is being amortized using the effective interest method over the term of the Note, at an interest rate of 43%. Effective interest on the Note is $60,000 and Nil as of August 31, 2011 and 2010.

The Company received net proceeds of $180,000 from Crisnic related to the Note and the difference of $290,000 has been recorded as deferred financing charges and is amortized over the term of the promissory note. Interest of $83,000 and Nil has been amortized as of August 31, 2011 and 2010.

 Liquidity and Capital Resources

As of August 31, 2011 we had $39 in cash and a working capital deficiency of $1,399,648.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We expect to obtain additional capital in order to execute our business plan.  We intend to raise up to Five hundred thousand dollars through private placements in the next several months from and file for a registration statement to raise additional funds.  Our business plan involves adding qualified executives and rolling out various business units. Our initial capital needs exceed our current capital, but should be satisfied by a small private funding.  We believe that substantial contracts will be signed before larger public financing is required.

Cash used in operating activities were $474,637 for the year ended August 31, 2011.  We expended $243,348 on the development of the Infomercial.  The remaining use of cash from operating activities was due to changes in the balance of our accounts payable and accrued expenses and the funding of our net losses from operations.

Cash received from financing activities of $380,000 was received from our former majority shareholder, Crisnic Fund S.A.  In exchange for the funds received, the Company issued 13,000,000 restricted common shares in August 2010 and completed a 1 for 100 reverse stock split.  Subsequent to the reverse stock split, the Company issued Crisnic 3,000,000 shares of the Company’s common stock.  Additionally, on May 6, 2011, the Company and Crisnic entered into a Securities Purchase Agreement (the “Purchase Agreement”) whereby Crisnic agreed to purchase a $650,000 (the “Principal”) Secured Promissory Note (the “Note”) to provide continued funding to the Company for completion of the Somers Project (as defined in the Purchase Agreement), to fund the ongoing expenses related to operating the Company and is secured by the Security Agreement (the “Security Agreement”) entered into with Crisnic.  In addition, the Company has agreed and did issue 11,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) as consideration for entering into the Purchase Agreement.  Pursuant to the Note, the Company has agreed to pay the Principal plus interest at a rate of fifteen percent (15%) per annum on any unpaid principal and accrued interest not repaid by June 30, 2012.  Additionally, in consideration for the loan to Crisnic, the Company has agreed to grant a security interest in the Collateral (as defined in the Security Agreement) for the term of the loan.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 3 of our annual consolidated financial statements filed on Form 10-K and dated December 12, 2011. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

Our Financial Statements are annexed to this Report as pages F-2 through F-13 . An index to such materials appears on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting.

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

Changes in internal controls over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Eli Feder (1)	54	President, Chief Executive Officer and Chairman of the Board
Eric Kotch (1)	52	Chief Financial Officer, Treasurer, Secretary and Director

Eli Feder has been our President, Chief Executive Officer, and Director of the Company since October 2011.  He was the founder of Infinity Network and served as its Chairman from September 2006 through May 2008.  Eli has launched several successful companies in the food service and marketing industries. His experiences include founding Quality Care , a nursing staffing firm startup, that now employs 1,500 people in the New York Metropolitan Area and participating successfully in the development of several food products that have been commercialized (eg a peanut butter and jelly cookie was conceived and sold to Smuckers).  Eli served as Director of Business Development for Splitstream Technologies in 2002 and 2003; the underlying technology that powered Countonme, a registered card program.  He has since acquired the technology for use by Infinity Network. Eli was named one of the “Top 40 Businessmen Under 40” by Entrepreneur Magazine in 1989.

Eric Kotch has been our Chief Financial Officer, Secretary, Treasurer and Director of the Company since October 2011. He is currently a manager of Vesuvio Import Company and Beverage Investment Group, LLC which are currently marketing the Sopranos Italian Wines under license from HBO. He has over 20 years of experience in finance and marketing, including 15 years as principal of Express Capital Corporation and Anvil Mortgage Banking Ltd (1986-2001).  At Anvil, Kotch had particular success through homebuyer seminar marketing.   Kotch founded Black Diamond Enterprises, LLC (“BDE”) (2001-present) a small venture capital company that finances and markets innovative technologies.  BDE created and marketed the patented Owl Optical Wallet Light.  Approximately three million OWLs have been sold worldwide through direct response marketing.  Kotch is a graduate of the Wharton School and the University of Pennsylvania Law School and a member of the New York State Bar.

Family Relationships

There are no family relationships among any of our officers or directors.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2011.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.  Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Anthony Gentile, our former President, Chief Financial Officer and Secretary for all services rendered in all capacities to us in fiscal 2011 and 2010.  On October 10 2011, we were acquired by OSL through a share exchange transaction and, in connection with that transaction, Mr. Feder was appointed as our Chief Executive Officer and Mr. Kotch was appointed as our Chief Financial Officer, Secretary and Treasurer.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for the year ended August 31, 2011 and 2010.

Name and Principal Position	Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Anthony Gentile (1)	2011	$0	$0	$0	$0
Former President, Chief Financial Officer and Secretary	2010	$0	$0	$0	$0

Reno Rolle (2)	2011	$55,000	$0	$0	$55,000
Former President and Chief Executive Officer	2010	$4,000	$0	$0	$4,000

Todd Wiseman (2)	2011	$30,000	$0	$0	$30,000
Former Chief Strategist Officer	2010	$4,000	$0	$0	$4,000

(1) Mr. Gentile resigned as an executive officer of the Company on October 10, 2011.  Prior to his resignation, he had been the Company’s chief financial officer, secretary and treasurer since his appointment on August 17, 2011.
(2) Mr. Rolle and Mr. Wiseman resigned as executive officers of the Company on August 17, 2011. Prior to their resignations, Mr. Rolle had been the Company’s chief executive officer and Mr. Wiseman had been the Company’s chief strategist officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2010.

Employment Agreements

Currently, none of our officers or directors is subject to a written employment agreement.

Compensation of Directors

The Company’s directors received no compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of October 10, 2011 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)
Crisnic Fund, S.A. Conhotel Office Center Office 5 Sabana San Jose, Costa Rica	-	-	650,001 (3)	100%
Eric Kotch (4) 1710 First Avenue New York, NY 10028	22,465,000	44.1%	-	-
Eli Feder 1710 First Avenue New York, NY 10028	18,597,500	36.5%	-	-
All directors and executive officers as a group (2 people)	41,062,500	80.6%	-	-

(1)
Based on 50,924,446 shares of common stock issued and outstanding as of October 10, 2011.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on 650,001 shares of Series A Preferred Stock issued and outstanding as of October 10, 2011.
(3)
The 650,001 shares of Series A Preferred Stock were placed in escrow upon issuance, pursuant to the terms in the escrow agreement entered into by the Company, Crisnic, OSL and Sichenzia Ross Friedman Ference Anslow LLP, dated October 10, 2011 (the “Escrow Agreement).  Upon the satisfaction of the terms of the Escrow Agreement, the shares will be returned to the Company.  Should the terms of the Escrow Agreement be defaulted upon, then the shares will be released to Crisnic.

(4)	Mr. Kotch personally owns 890,000 shares and through his wife, Andrea Kotch, is the beneficial owner of the 21,575,000 shares owned by ARMK, LLC.

Changes in Control

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control, other than those set forth above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans were to fund the Company’s obligation to advance production costs to National Lampoon (“NL”) for a motion picture production.  The loans were secured by the profit participation rights of the films.  The loans beared seven percent (7%) interest and were to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin were entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.

On August 13, 2010, the Company entered into an agreement with NL in which NL agreed to assume the Company’s outstanding balance including accrued interest owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.  In 2009, the Company wrote off this balance as a bad debt charge due to the financial condition of National Lampoon, Inc.  After offsetting the balances owed from both parties, the net balance resulted in a gain of $917,460 and is classified as gain on extinguishment of advances from related parties on the consolidated statements operations within during the year ended August 31, 2010.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Feder and Mr. Kotch are not considered to be independent because they are both executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal years ended August 31, 2011 and 2010, we were billed approximately $22,000 and $25,830, respectively, for professional services rendered for the audit and review of our consolidated financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended August 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended August 31, 2011 and 2010, we were billed $9,000 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2011 and 2010.

PART IV

Item15.  Exhibits, Financial Statement Schedules

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on June 17, 2005

14	Code of Ethics	Incorporated by reference to Form 10-K/A filed on December 17, 2008

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf to the undersigned, thereunto duly authorized.

Dated: December 12, 2011
OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 12th day of December, by the following persons on behalf of the registrant in the capacities indicated:

/s/ Eli Feder	Director, President and Chief Executive Officer
Eli Feder

/s/ Eric Kotch	Director, Chief Financial Officer, Treasurer and Secretary
Eric Kotch

OSL HOLDINGS INC. AND SUBSIDIARIES (FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

OSL HOLDINGS INC. AND SUBSIDIARIES (FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)

AUGUST 31, 2011

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OSL Holdings Inc. and subsidiaries (formerly Red Rock Pictures Holdings, Inc. and subsidiaries)

We have audited the accompanying consolidated balance sheets OSL Holdings Inc. and subsidiaries (formerly Red Rock Pictures Holdings, Inc. and subsidiaries) as of August 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSL Holdings Inc. and subsidiaries (formerly Red Rock Pictures Holdings, Inc. and subsidiaries) as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
December 12, 2011

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2011 AND 2010

	August 31, 2011	August 31, 2010

ASSETS
Current Assets
Cash	$39	$94,676
Capitalized production costs	-	155,665
Deferred financing costs, net of amortization of $83,000 and Nil at August 31, 2011 and 2010, respectively	207,000	-
Total Current Assets	207,039	250,341

Long Term Assets
Equipment, net	-	9,838
Total Long Term Assets	-	9,838

Total Assets	$207,039	$260,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$324,051	$277,540
Accrued management salary	519,000	426,000
Advances from stockholder	63,636	63,636
Deferred licensing revenue	-	100,000
Senior secured convertible note, including accrued interest of $40,000 and $19,700 at August 31, 2011 and 2010, respectively	240,000	219,700
Secured note payable, including accrued interest of $60,000 and Nil at August 31, 2011 and 2010, respectively	460,000	-
Total Current Liabilities	1,606,687	1,086,876

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 15,198,255 and 1,198,163 shares issued and outstanding at August 31, 2011 and 2010, respectively	15,198	1,198
Additional paid-in-capital	11,121,752	11,054,752
Subscription receivable	-	(200,000)
Accumulated Deficit	(12,536,598)	(11,682,647)
Total Stockholders' Deficit	(1,399,648)	(826,697)

Total Liabilities and Stockholders' Deficit	$207,039	$260,179

The accompanying notes are an integral part of these consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010

REVENUE
Distribution profit participation	$-	$4,435

COSTS AND EXPENSES
Impairment of capitalized production costs, net of deferred revenue	299,013	-
General and administrative	391,638	943,958
Bad debt (recovery)	-	(1,024,468)
TOTAL OPERATING EXPENSES (RECOVERY)	690,651	(80,511)

(LOSS) EARNINGS FROM OPERATIONS	(690,651)	84,946

Gain on extinguishment of advances from related parties	-	917,460
Interest	(80,300)	(115,000)
Amortization of deferred financing costs	(83,000)	-

NET (LOSS) EARNINGS	$(853,951)	$887,406

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.16)	$0.83

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$5,436,611	$1,071,013

The accompanying notes are an integral part of these consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
 FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	Common Stock		Additional Paid In Capital	Subscription receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, August 31, 2009	1,068,255	$1,068	$10,154,882	$-	$(12,570,053)	$(2,414,103)
Stock based compensation	-	-	600,000	-	-	600,000
Common shares issued for cash and subscription receivable	130,000	130	299,870	(200,000)	-	100,000
Net income	-	-	-	-	887,406	887,406

Balance, August 31, 2010	1,198,255	$1,198	$11,054,752	$(200,000)	$(11,682,647)	$(826,697)
Stock based compensation	-	-	11,000	-	-	11,000
Common stock issued in debt restructuring net of issuance costs	14,000,000	14,000	56,000	200,000	-	270,000
Net loss	-	-	-	-	(1,191,951)	(853,951)

Balance, August 31, 2011	15,198,255	$15,198	$11,121,752	$-	$(12,536,598)	$(1,399,648)

The accompanying notes are an integral part of these consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	Year Ended August 31, 2011	Year Ended August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(853,951)	$887,406
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	11,000	600,000
Gain on extinguishment of advances from related parties	-	(917,460)
Decrease in allowance for doubtful accounts	-	(1,024,468)
Accrued interest	80,300	-
Amortization of deferred financing costs	83,000	-
Impairment of capitalized production costs, net of deferred revenue	299,013	-
Depreciation	9,838	7,078
Changes in operating assets and liabilities:
Capitalized production costs	(143,348)	(155,665)
Accounts payable and accrued liabilities	46,511	36,785
Accrued management salary	93,000	246,000
Deferred revenue	(100,000)	100,000
NET CASH USED IN OPERATING ACTIVITIES	(474,637)	(105,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	200,000	100,000
Proceeds from secured notes	180,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	380,000	200,000

NET (DECREASE) INCREASE IN CASH	(94,637)	94,676

CASH, BEGINNING OF YEAR	94,676	-

CASH, END OF YEAR	$39	$94,676

The accompanying notes are an integral part of these consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES (FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

Note 1- Organization, Nature of Business and Basis of Presentation

OSL Holdings Inc. (the “Company”) was originally incorporated in Nevada on November 22, 2004 as Maneki Mining Inc. (“Maneki”), a development stage company in the business of mineral exploration.  In August 2006 Red Rock Pictures, Inc. consummated a share exchange agreement, whereby 100% of its shares were acquired by Maneki in exchange for 1,800,000 shares of Maneki.  On October 31, 2006, Maneki filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc.

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials.

On June 6, 2008, the Company entered into a stock for stock exchange agreement with Studio Store Direct, Inc. (“SSD”) and all of the current SSD Shareholders.  Pursuant to the stock for stock exchange agreement, the Company acquired 100% of the assets of SSD by issuing 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  Further, SSD became a wholly owned subsidiary of the Company.  With the addition of SSD, the Company also operated as a traditional infomercial production and distribution company.

On February 14, 2011, the Board of Directors authorized by written consent to effect a 1-for-100 reverse split of the Company’s issued and outstanding common shares. Except where the context indicates otherwise, all share figures in the consolidated financial statements give effect to the reverse stock split.

On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Limited (“OSL”), a company incorporated in the state of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock. The Share Exchange transaction with OSL was treated as a reverse merger recapitalization, with OSL as the accounting acquirer and the Company as the acquired party.

As a result of our acquisition of OSL, OSL became a wholly owned subsidiary and the Company has assumed the business and operations of OSL. On October 17, 2011, the Company changed the name to OSL Holdings Inc, by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada to more accurately reflect the new business operations. The Company became a holding company, which, through OSL, markets and distributes "Products for the Office."

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

The Company is in the process of acquiring interests in existing businesses with ongoing revenues and will be launching direct sales of office products in the near future.  We expect to obtain additional capital in order to execute our business plan. We intend to raise up to five hundred thousand dollars through private placements in the next several months from and file a registration statement to raise additional funds. Our business plan involves adding qualified executives and rolling out various business units. Our initial capital needs exceed our current capital, but should be satisfied by a small private offering. We believe that substantial contracts will be signed before larger public financing is required.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of OSL Holdings, Inc. and its wholly owned subsidiaries, Red Rock Pictures Inc. and Studio Store Direct Inc.. Inter-company balances and transactions have been eliminated in consolidation.

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

The carrying value of the Company's cash, accounts payable and accrued liabilities, advances from stockholder, senior secured convertible debt, secured note payable and advances from related parties approximates fair value because of the short-term maturity of these instruments.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments for the years ended August 31, 2011 or 2010.

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

Deferred Financing Costs

Deferred financing costs are deferred and amortized by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount will be written off in the Statement of Operations.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the effect that the adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 5 – Capitalized Production Costs

All capitalized production costs related to projects in development. Based on the market results of our initial testing of our projects in development, we determined that it was appropriate and consistent with generally accepted accounting procedures, to expense the capitalized balance recorded as of August 31, 2011.  The table below displays the activity during the years ended August 31, 2011 and 2010, respectively:

	Fiscal Year 2011	Fiscal Year 2010

Beginning balance	$155,665	$
Production costs incurred and capitalized, net of deferred revenues	143,348		155,665
Impairment of capitalized production costs	(299,013)
Ending balance	$-		$155,665

Note 6 – Equipment

The table below displays our equipment balance as of August 31, 2011 and 2010, respectively.

	August 31, 2011	August 31, 2010
Furniture and fixtures	$25,459	$25,459
Equipment	16,468	16,468
Equipment	41,927	41,927
Less accumulated depreciation	(41,927)	(32,089)
Total equipment, net	$-	$9,838

Depreciation expense was $9,828 and 7,078 for the years ended August 31, 2011 and 2010, respectively.

Note 7 – Advances from Related Parties

On June 9, 2007, the Company entered into loan agreements with the N. Williams Family Investments, L.P. and Daniel Laikin (collectively, “Williams-Laikin”) for $1,000,000 each for a total of $2,000.000.  The loan agreement with Daniel Laikin was subsequently amended from $1,000,000 to $900,000.

The proceeds of these loans were to fund the Company’s obligation to advance production costs to National Lampoon (“NL”) for a motion picture production.  The loans were secured by the profit participation rights of the films.  The loans beared seven percent (7%) interest and were to be repaid out of the proceeds of equity raised of the Company or sales efforts of the motion picture. In addition to the interest on these advances, Williams-Laikin were entitled to receive five percent (5%) of the twenty five percent (25%) of all net profits from the distribution of the respective pictures specified in their agreement received by Red Rock Pictures Holdings Inc.

On August 13, 2010, the Company entered into an agreement with NL in which NL agreed to assume the Company’s outstanding balance including accrued interest owed to Williams-Laikin of $1,941,928 and in exchange, the Company agreed to forgive National Lampoon, Inc. for its balance owed the Company of $1,024,468.  In 2009, the Company wrote off this balance as a bad debt charge due to the financial condition of National Lampoon, Inc.  After offsetting the balances owed from both parties, the net balance resulted in a gain of $917,460 and is classified as gain on extinguishment of advances from related parties on the consolidated statements operations within during the year ended August 31, 2010.

Note 8 – Secured Note Payable

On May 6, 2011, the Company and Crisnic Fund, S.A., a Costa Rican investment company ("Crisnic") entered into a Securities Purchase Agreement (the "Purchase Agreement") whereby Crisnic agreed to purchase a $650,000 (the "Principal") Secured Promissory Note (the "Note") to provide continued funding to the Company for completion of an infomercial project (the “Somers Project”). In addition, the Company issued Crisnic 3,000,000 shares of the Company’s common stock as part of the original terms of financing, and an additional 11,000,000 shares of the Company's common stock as consideration for entering into the Purchase Agreement.  Pursuant to the Note, the Company has agreed to pay the Principal plus interest at a rate of fifteen percent (15%) per annum on any unpaid principal and accrued interest not repaid by June 30, 2012.  The Note is secured by a Security Agreement granting Crisnic all elements and rights to the Somers Project.

The 14,000,000 shares of common stock issued as part of this transaction were valued at $250,000, which was based on thefair value of the company’s common stock on the date of issuance.  The remaining portion attributed to the Note was $400,000 and is being amortized using the effective interest method over the term of the Note, at an interest rate of 43%. Effective interest on the Note is $60,000 and Nil as of August 31, 2011 and 2010.

The Company received net proceeds of $180,000 from Crisnic related to the Note and the difference of $290,000 has been recorded as deferred financing charges and is amortized over the term of the promissory note. Interest of $83,000 and Nil has been amortized as of August 31, 2011 and 2010.

Note 9 – Senior Secured Convertible Debenture

On December 28, 2008, the Company entered into a twelve month $100,000 senior secured convertible debenture agreement with Emerald Asset Advisors, LLC (“Emerald”). The original terms of the senior secured convertible note was a one year term loan bearing interest at 10% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.  At any time or times on or after December 28, 2008, Emerald was entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.06 per common share.  During the year ended August 31, 2010, Emerald advanced the Company an additional $100,000 in the form of a short term loan with no terms attached.

Subsequent to the year end, on October 12, 2011, the Company and the Exchange LLC (“Exchange LLC”), entered into Amendment No. 1 (the “Amendment”) to the senior secured convertible note in the principal amount of $100,000 in favor of Emerald.  Pursuant to an agreement dated September 19, 2011, by and between Emerald and the Exchange LLC, Emerald assigned the senior secured convertible note and an additional $100,000 of indebtedness (“Additional Indebtedness”) owed to Emerald by the Company to the Exchange LLC.   Pursuant to the Amendment, in consideration of the forgiveness by the Exchange LLC of the Additional Indebtedness and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price in the Senior Secured Convertible Note to $0.001. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.

Note 10 – Commitments and Contingency

            We are involved in routine litigation incidental to the conduct of our business. There are currently no pending litigation proceedings to which we are a party or to which any of our property is subject.

Note 11 – Common Stock

On February 14, 2011, the Board of Directors authorized by written consent to effect a 1-for-100 reverse split of the Company’s issued and outstanding common shares. Except where the context indicates otherwise, all share figures in the consolidated financial statements give effect to the stock split.

On May 6, 2011, the Company and Crisnic entered into a Securities Purchase Agreement whereby Crisnic agreed to purchase a $650,000 Secured Promissory Note (See Note 8).  The Company issued Crisnic 3,000,000 shares of the Company’s common stock as part of the original terms of financing, and as consideration for entering into the Purchase Agreement, the Company issued 11,000,000 shares of the Company’s common stock.   The Company has performed a valuation of the equity component of this issuance and determined this value of the shares issued to be $250,000.

Note 12 – Stock Options and Equity Incentive Plan

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

Summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at August 31, 2010	50,000	$3.00	1.20
Granted	-	-
Expired or forfeited	(20,000)	3.00

Outstanding at August 31, 2011	30,000	$3.00	1.20
Vested and expected to vest at August 31, 2011	30,000	$3.00	1.20
Exercisable at August 31, 2011	30,000	$3.00	1.20

During the years ended August 31, 2011 and 2010, the Company recognized total compensation expense related to stock options of $11,000 and $600,000 respectively and is disclosed separately in the accompanying consolidated statements of operations.  Stock options granted in 2007 had fully vested and were expensed by the end of fiscal year 2010.

Subsequent to the year end the Company entered into Share Cancellation Agreements and Releases with the Company’s Chief Executive Officer and Chief Strategy Officer, whom released all claims to salary and employee stock options and their related employment agreements were terminated.

Note 13 – Supplemental Cash Flow Information

During the years ended August 31, 2011 and 2010, there was no interest or taxes paid by the Company.

Note 14 – Income Taxes

As at August 31, 2011 and 2010, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 14 – Subsequent Events

On October 10, 2011, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") by and among the Company, Crisnic, OSL, the shareholders of OSL, and Revolution Oils, LLC, aka, Red Rock Direct, LLC ("Red Rock Direct"), pursuant to which the OSL shareholders transferred to the Company all of the equity interests in OSL in exchange for the issuance of 50,000,000 shares (the "Shares") of our common stock (the "Share Exchange"). The Company became a holding company, which, through OSL, markets and distributes "Products for the Office."

As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Crisnic Share Cancellation Agreement") with Crisnic and OSL. Pursuant to the Share Cancellation Agreement and Release, Crisnic agreed to cancel 14,130,000 shares in exchange for $10,000 cash and a Promissory Note in the principal amount of $240,000 (the "Promissory Note"). As a security for this Promissory Note, the Company issued Crisnic 650,001 shares of Series A Preferred Stock (the "Preferred Shares") which were placed into escrow, and will be released based on the terms in an Escrow Agreement. The Preferred Shares have 100:1 voting rights. Upon payment of the principal amount due under the Promissory Note the Preferred Shares will be cancelled. Upon an event of default under the Promissory Note, the Preferred Shares will be released to Crisnic.

In conjunction with the Share Exchange, the Company entered into an Asset Assignment Agreement (the "Asset Assignment Agreement") by and among Reno Rolle ("Rolle"), Todd Wiseman ("Wiseman"), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (143,809 shares) and Wiseman (5 million shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct (the "Spin-Off"). The Company assets to be assigned to Red Rock Direct include (i) the Company's current direct response television commercial (hosted by Suzanne Somers) (the "Infomercial"), (ii) the book currently entitled The Anti-Aging Miracle by Dr. James William Forsythe, M.D., and any and all proceeds derived therefrom, including any health supplements sold as described in the Infomercial, (iii) the feature length film entitled "Endless Bummer", (iv) the book currently entitled Sleep and Grow Young by Dr. James William Forsythe, M.D, and (v) a management agreement with Mike Flynt (collectively, the "Assigned Assets").

On October 12, 2011, the Company and the Exchange LLC (“Exchange LLC”), entered into Amendment No. 1 (the “Amendment”) to the senior secured convertible note in the principal amount of $100,000 in favor of Emerald.  Pursuant to an agreement dated September 19, 2011, by and between Emerald and the Exchange LLC, Emerald assigned the senior secured convertible note and an additional $100,000 of indebtedness (“Additional Indebtedness”) owed to Emerald by the Company to the Exchange LLC.   Pursuant to the Amendment, in consideration of the forgiveness by the Exchange LLC of the Additional Indebtedness and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price in the Senior Secured Convertible Note to $0.001. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.