Form 10-Q
period 2011-11-30
OSL HOLDINGS INC.
filed 2012-01-17
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2011

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
(212) 419-4900
(Registrant’s telephone number, including area code)

N/A
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2012: 60,068,255 shares of common stock.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)

FORM 10-Q

THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
___________________

TABLE OF CONTENTS
___________________

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to OSL Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of OSL Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because of these and other factors that may affect OSL Holdings Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that OSL Holdings Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) (FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of November 30,	As of August 31,
	2011	2011
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$933	$1,147
Prepaid and other assets	-	12,500
Total current assets	933	13,647

Website development costs	185,800	185,800
Total assets	$186,733	$199,447

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$644,195	$301,393
Advances from related parties	37,508	28,508
Senior secured convertible note, including accrued interest of $42,500 and Nil as of November 30, 2011 and 2010, respectively	134,200	-
Secured promissory note	240,000	-
Total current liabilities	1,055,903	329,901

Stockholders’ deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 650,001 and Nil shares issued and outstanding at November 30, 2011 and August 31, 2011, respectively	650	-
Common Stock, $.001 par value; 120,000,000 shares authorized; 59,368,255 and 50,000,000 shares issued and outstanding at November 30, 2011 and August 31, 2011, respectively	59,368	50,000
Additional paid-in capital	19,350	20,000
Deficit accumulated during the development stage	(948,538)	(200,454)
Total stockholders’ deficit	(869,170)	(130,454)
Total liabilities and stockholders’ deficit	$186,733	$199,447

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30, 2011	September 16, 2010 (Inception) to November 30, 2010	September 16, 2010 (Inception) to November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Operating expenses:
General and administrative expenses	96,636	48,000	297,090
Total operating expenses	96,636	48,000	297,090
Operating loss	(96,636)	(48,000)	(297,090)
Other:
Interest expense	(2,500)	-	(2,500)
Gain on forgiveness of debt	100,000	-	100,000
Other income, net	100,000	-	100,000
Net income (loss) before income tax expense	864	(48,000)	(199,590)
Income tax expense	-	-	-
Net income (loss)	$864	$(48,000)	$(199,590)
Net loss per common share
Net loss per common share – basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	52,149,099	50,000,000

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED NOVEMBER 30, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, August 31, 2011	-	$-	50,000,000	$50,000	$20,000	$(200,454)	$(130,454)

Reverse acquisition	650,001	650	1,068,255	1,068	(650)	(748,948)	(747,880)

Shares issued as payment of Senior Secured Convertible Note	-	-	8,300,000	8,300	-	-	8,300

Net income						864	864

Balance, November 30, 2011	650,001	$650	59,368,255	$59,368	$19,350	$(948,538)	$(869,170)

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30, 2011	September 16, 2010 (Inception) to November 30, 2010	September 16, 2010 (Inception) to November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss):	$864	$(48,000)		$(199,590)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Stock issued for services to founders	-	48,000		48,000
Gain on forgiveness of debt	(100,000)	-		(100,000)
Accrued interest	2,500	-		2,500
(Increase) decrease in:
Prepaid and other assets	12,500	-		-
Accounts payable and accrued liabilities	84,883	-		200,476
Net cash provided by (used in) operating activities	747	-		(48,614)

Cash flows from investing activities:
Cash acquired on reverse merger	39	-		39
Net cash provided by investing activities	39	-		39

Cash flows from financing activities:
Advances from related parties	9,000	100		37,508
Payment on cancellation of shares pursuant to Crisnic Share Cancellation Agreement	(10,000)	-		(10,000)
Issuance of common stock	-	-		22,000
Net cash provided by (used in) financing activities	(1,000)	100		49,508

Change in cash:
Net (decrease) increase	(214)	100		933
Balance at beginning of period	1,147	-		-
Balance at end of period	$933	$100		$933
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$
Interest	$-	$-	$

Non cash financing activities
Common shares issued for repayment of Senior Secured Promissory Note	8,300	-		8,300
Accounts payable assumed on reverse acquisition	257,919	-		257,919
Acquisition of website for accounts payable	-	185,800		185,800
Senior secured convertible note assumed on reverse acquisition	240,000	-		240,000
Deficit assumed on reverse acquisition	748,948	-		748,948

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2011 AND FROM INCEPTION (SEPTEMBER 16, 2010) TO NOVEMBER 30, 2010 AND 2011

Note 1- Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

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

On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock.

As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic cancelled 14,130,000 shares in exchange for $10,000 cash and a Secured Promissory Note in the principal amount of $240,000 (the "Promissory Note"). As security for this Promissory Note, the Company issued Crisnic 650,001 shares of Series A Preferred Stock (the "Preferred Shares") which were placed into escrow, and will be released based on the terms in an Escrow Agreement. The Preferred Shares have 100:1 voting rights. Upon payment of the principal amount due under the Promissory Note the Preferred Shares will be cancelled. In the event that the Demand Date, as defined in the Promissory Note, has passed and Crisnic has not been paid in full, as provided in the Promissory Note, the Preferred Shares will be released to Crisnic.

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the "Asset Assignment Agreement") by and among Reno Rolle ("Rolle"), Todd Wiseman ("Wiseman"), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (143,809 shares) and Wiseman (5 million shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct (the "Spin-Off"). The Company assets to be assigned to Red Rock Direct include (i) the Company's current direct response television commercial (hosted by Suzanne Somers) (the "Infomercial"), (ii) the book currently entitled The Anti-Aging Miracle by Dr. James William Forsythe, M.D., and any and all proceeds derived therefrom, including any health supplements sold as described in the Infomercial, (iii) the feature length film entitled "Endless Bummer", (iv) the book currently entitled Sleep and Grow Young by Dr. James William Forsythe, M.D, and (v) a management agreement with Mike Flynt (collectively, the "Assigned Assets").

On October 17, 2011, the Company changed the name to OSL Holdings Inc, by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada to more accurately reflect the new business operations. The Company became a holding company, which, through OSL, markets and distributes "Products for the Office."

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Office Supply Line, Inc. for the year ended July 31, 2011 included in our Current Report on Form 8-K filed on October 19, 2011.  Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2012.

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

The Company is in the process of acquiring interests in existing businesses with ongoing revenues and will be launching direct sales of office products in the near future.  The Company will require additional capital, either through debt or private placements, in order to execute its business plan.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Development Stage Company

The Company’s consolidated financial statements are presented as those of a development stage enterprise.  Activities during the developmental stage primarily include equity based financing and further implementation of the Company’s business plan.  The Company has not generated any revenues since inception.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of OSL Holdings, Inc. and its wholly owned subsidiaries, OSL, Red Rock Pictures Inc. and Studio Store Direct Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of November 30, 2011 and August 31, 2011, the Company capitalized costs totaling $185,800 related to its website development. No amortization has been recorded as the website currently remains in development and has not been placed into service.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments as of November 30, 2011 or August 31, 2011.

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

Note 4 – Acquisition of Office Supply Line, Inc.

On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock.

For financial statement reporting purposes, the Share Exchange was treated as a reverse acquisition, with OSL deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting. The reverse acquisition is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of OSL (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of OSL recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the accounting acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of OSL, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent.

Note 5 – Website Development Costs

As of November 30, 2011 and August 31, 2011, the Company has capitalized website development costs of $185,800.  The website currently remains in development and has not been placed into service, therefore no amortization has been recorded for the three months ended November 30, 2011 or since September 16, 2010 (inception) to November 30, 2011 and 2010, respectively.

Note 6 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company.  The balance outstanding as of November 30, 2011 and August 31, 2011 was $37,508 and $28,508, respectively.  The loans are non-interest bearing, unsecured and due on demand.

Note 7 – Secured Promissory Note

As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic cancelled 14,130,000 shares in exchange for $10,000 cash and a Secured Promissory Note in the principal amount of $240,000 (the "Promissory Note"). Under the terms of the Promissory Note, OSL would pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and then one final payment of $15,000 on January 3, 2012. As security for this Promissory Note, the Company issued Crisnic 650,001 shares of Series A Preferred Stock (the "Preferred Shares") which were placed into escrow, and will be released based on the terms in an Escrow Agreement. The Preferred Shares have 100:1 voting rights. Upon payment of the principal amount due under the Promissory Note the Preferred Shares will be cancelled. In the event that the Demand Date, as defined in the Promissory Note, has passed and Crisnic has not been paid in full, as provided in the Promissory Note, the Preferred Shares will be released to Crisnic. The Promissory Note is non-interest bearing.

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company paid $10,000 in January 2012 and is currently renegotiating the repayment terms with Crisnic. The Company will continue to make payments of $10,000 per week until the repayment terms can be renegotiated. The Company has not received any written demand for repayment and the preferred shares have not been released from escrow.

Note 8 – Senior Secured Convertible Note

In December 2011, the Company entered into three employment agreements and issued 500,000 shares of common stock at a price of $0.05 per share to the employees in accordance with the agreements.

On December 28, 2008, the Company issued a twelve month $100,000 Senior Secured Convertible Note (the “Senior Secured Convertible Note”) to Emerald Asset Advisors, LLC (“Emerald”). The original terms of the Senior Secured Convertible Note was a one year term loan bearing interest at 10% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.  At any time or times on or after December 28, 2008, Emerald was entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.06 per common share.  During the year ended August 31, 2010, Emerald advanced the Company an additional $100,000 in the form of a short term loan with no terms attached (the “Additional Debt”).

Pursuant to an agreement dated September 19, 2011, by and between Emerald and the Exchange LLC (“Exchange LLC”), Emerald assigned the Senior Secured Convertible Note and the Additional Debt to the Exchange LLC.   On October 12, 2011, the Company and the Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Secured Convertible Note and Additional Debt.  Pursuant to the Amendment, the Additional Debt was forgiven by the Exchange LLC and the maturity date of the Senior Secured Convertible Note was extended to October 5, 2012.  In consideration of the forgiveness by the Exchange LLC of the Additional Debt and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price of the Senior Secured Convertible Note to $0.001. Any conversion of debt owed to the Exchange LLC under the Senior Secured Convertible Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.

During the three months ended November 30, 2011, the Company issued a total of 8,300,000 shares of common stock at the conversion price of $0.001 or $8,300 as partial repayment the Senior Secured Convertible Note.  As of November 30, 2011, the total remaining balance outstanding as of November 30, 2011 to Exchange LLC is $134,200, including accrued interest of $42,500.

Note 9 – Capital Stock

As part of the acquisition discussed in Note 4, the Company recapitalized its share capital, adding 1,068,255 common stock and 650,001 preferred stock.  This reflects the share capital of OSL Holdings Inc. and cancellation of shares immediately prior to the recapitalization.

During the three months ended November 30, 2011, the Company issued a total of 8,300,000 shares of common stock at the conversion price of $0.001 or $8,300 representing partial repayment of the Senior Secured Convertible Note, as discussed in Note 7 above.

Note 10 – Income Taxes

As at November 30, 2011 and August 31, 2011, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 11 – Subsequent Events

On December 15, 2011, the Company acquired a 50% equity interest in Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”) and issued 200,000 shares of common stock in December 2011 to the shareholders of CDS to purchase this interest.  The Company also entered into an employment agreement with an employee of CDS and issued 500,000 shares in accordance with this agreement.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OSL Holdings Inc. is a holding company that will develop or acquire business units with the purpose of collecting and transmitting real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels.  We plan to sell data to manufactures for designated markets, such as urban retail, convenient and/or liquor stores.  We plan to facilitate developing electronic marketplaces with real time buy-side and sell side capabilities for multiple private & public markets.  We plan to operate a real-time loyalty rewards platform that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions.  The Company plans on leveraging these business units to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so that each venture can scale revenues and their respective offerings to their specific market(s) or across markets.  The Company will bring onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets.

Our wholly owned subsidiary, Office Supply Line, Inc. (“OSL”) is an integrated marketer and distributor of “Products for the Office.”  OSL differentiates itself from its competition by leveraging innovative marketing programs and technology.  It operates in the competitive office supply market as a virtual distributor, leveraging the existing logistical capabilities of its suppliers who provide for inventory logistics, distribution and delivery. OSL focuses on the development and or acquisition of cutting edge technology, sales, marketing and customer service.

On December 15, 2011, we acquired 48% of Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”), through OSL.  CDS is a Women's Business Enterprise National Council (WBENC) certified Tier One distributor of office products and related services to Fortune 1000 companies in North America.  With strong focus on technology and e-commerce based solutions combined with over 100 years of combined office products distribution experience within its growing staff, CDS has become one of the fastest growing distributors in North America by utilizing a solid foundation to provide practical solutions to the industry.  CDS is committed to being a leading diversity procurement & distribution organization which is today focused on office supply, sustainability, janitorial, research development, and MRO (maintenance, repair and overhaul) supplier of goods and data maintenance services.

An initial focus has been on building a business unit focused on finalizing the development of our rewards technology platform by the end of the first quarter of calendar 2012 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.  The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.  The benefits of the offering include enabling millions of members of the “loyalty program” to earn and redeem ”reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program will allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

We are also in substantive discussions with several potential acquisitions and strategic partnerships that will expand our reach into Fortune 1000 corporations in retail, telecommunications, publishing, and finance as well as reach into local, state and federal government.  The purpose of these discussions is to further secure major corporate contracts, access to additional membership bases, and expand our technology as well as retain the talent needed to execute our plan.

Collectivity these business units will create a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and brick and mortar [land based] stores) and consumer’s audiences to accelerate commerce and value.  The goal is to take advantage of these cross platform (online, mobile, at retail), cross channel (b2c, b2b, govt.) and cross vertical (diversity, non-profit, green etc.) commerce companies to enhance the overall offering of each.  For example the acquisition, of CDS will allow real-time electronic commerce within the diversity market, as CDS is a Tier 1 Certified Woman-owned company, as well as allow CDS to differentiate itself by offering the reward platform as added value to its clients.  Our expectation is that these initiatives will produce substantial contracts in the first quarter of calendar 2012 with growth in revenue by the third quarter of calendar 2012.

Recent Developments

Share Exchange with OSL

On October 10, 2011, we completed a Share Exchange with OSL whereby OSL exchanged all of the issued and outstanding equity interests of OSL in exchange for 50,000,000 shares of our common stock, par value $0.001 per share.  As a result of the Share Exchange, OSL became our wholly owned subsidiary.

As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the " Share Cancellation Agreement") with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130,000 shares in exchange for $10,000 and a Secured Promissory Note in the principal amount of $240,000 (the "Promissory Note"). Under the terms of the Promissory Note, OSL would pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and then one final payment of $15,000 on January 3, 2012. As of November 30, 2011, no payments had been made to Crisnic. Some payments have been made towards the obligation subsequent to November 30th.  As a security for this Promissory Note, the Company issued Crisnic 650,001 shares of Series A Preferred Stock (the "Preferred Shares") which were placed into escrow, and will be released based on the terms in an Escrow Agreement (the "Escrow Agreement") by and among the Company, OSL, Crisnic and Sichenzia Ross Friedman Ference Anslow LLP, as escrow agent. The Preferred Shares have 100:1 voting rights. Upon payment of the principal amount due under the Promissory Note the Preferred Shares will be cancelled. In the event that the Demand Date, as defined in the Promissory Note, has passed and Crisnic has not been paid in full, as provided in the Promissory Note, the Preferred Shares will be released to Crisnic. The Promissory note is non-interest bearing.

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company paid $10,000 in January 2012 and is currently renegotiating the repayment terms with Crisnic. The Company will continue to make payments of $10,000 per week until the repayment terms can be renegotiated. The Company has not received any written demand for repayment and the preferred shares have not been released from escrow.

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

Pursuant to an agreement dated September 19, 2011, by and between Emerald and the Exchange LLC (“Exchange LLC”), Emerald assigned the Senior Secured Convertible Note and the Additional Debt to the Exchange LLC.   On October 12, 2011, the Company and the Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Secured Convertible Note and Additional Debt.  Pursuant to the Amendment, the Additional Debt was forgiven by the Exchange LLC and the maturity date of the Senior Secured Convertible Note was extended to October 5, 2012.  In consideration of the forgiveness by the Exchange LLC of the Additional Debt and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price of the Senior Secured Convertible Note to $0.001. Any conversion of debt owed to the Exchange LLC under the Senior Secured Convertible Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due by the maturity date. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.

Results of Operations

Comparison of the Three Months Ended November 30, 2011 and from September 16, 2010 (inception) to November 30, 2010 and 2011

Revenue

The Company had no revenues for the three months ended November 30, 2011 and from September 16, 2010 (inception) to November 30, 2010 and 2011, respectively.

General and Administrative

General and administrative expenses were $96,636, $48,000 and $297,090 for the three months ended November 30, 2011 and from September 16, 2010 (inception) to November 30, 2010 and 2011, respectively.   The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement.  Expenses during the three months ended November 31, 2011 consisted primarily of professional service expenses and accrued compensation expense. Expenses from inception to November 30, 2011 consisted of employee compensation, professional fees and development of our website.

Gain on Forgiveness of Debt

Pursuant to the Amendment, the Additional Debt of $100,000 was forgiven by the Exchange LLC and the maturity date of the Senior Secured Convertible Note was extended to October 5, 2012.  In consideration of the forgiveness by the Exchange LLC of the Additional Debt and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price of the Senior Secured Convertible Note to $0.001. Any conversion of debt owed to the Exchange LLC under the Senior Secured Convertible Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.

Liquidity and Capital Resources

As of November 30, 2011 we had $933 in cash and a working capital deficiency of $1,054,970.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We expect to obtain additional capital in order to execute our business plan.  We intend to raise up to $500,000 through private placements in the next several months.  Our business plan involves adding qualified executives and rolling out various business units. Our initial capital needs exceed our current capital, but should be satisfied by a small private funding.  We believe that substantial contracts will be signed before larger public financing is required.

Cash provided by operating activities was $747, $0 and ($48,614) for the three months ended November 30, 2011 and from September 16, 2010 (inception) to November 30, 2010 and 2011, respectively.  Cash was primarily used to fund our net losses from operations.

Cash used in financing activities was $1,000 for the three months ended November 30, 2011.   We received cash, net of repayment, of $9,000 as operating loans from related parties.  Additionally, the Company used $10,000 as consideration our note holder for the renegotiation of debt.

We believe our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.

We anticipate that we will require $325,000 per month to cover all of our operating expenses, including those of CDS. We also anticipate website expenses not included in the monthly costs of approximately $500,000.  In addition we anticipate using approximately $4,000,000 for acquisitions. We also have various debt and other payables of approximately $400,000, including an outstanding promissory note of $240,000 to Crisnic.

To meet these expenses we anticipate revenues of $200,000 from our current operations, including those of CDS, which we expect to increase over time. We expect revenues from any future acquisitions to match a good portion of the expense of the acquisition. In addition we expect to raise approximately $500,000 in private placements during the first quarter of calendar 2012.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures.  However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.

Capital Expenditures

Other Capital Expenditures

The Company expects to spend approximately $750,000 due to the development of our internet marketing capability in connection with the expansion of its business.

Subsequent Events

On December 15, 2011, the Company entered into a Share Cancellation and Reissue Agreement and Release (the “Agreement”) by and among the Company, OSL, Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”), David Wernon, Chris Georgiou, Mary Georgiou, Pat Lorusso, Joe Rappapaort, Elizabeth Miller, Jennifer Scorzelli (the “Departing Shareholders”), Stacey Scarpa (the “Remaining Shareholder”), and Ken Scarpa, to acquire a 50% equity interest of CDS, 48% to be owned by OSL and 2% to be owned by designees of OSL.  Pursuant to the terms of the Agreement, all the Departing Shareholders canceled their shares of CDS. In consideration for the cancelation of shares, CDS will indemnify and relieve the Departing Shareholders from any liabilities incurred by CDS.  Further, the Company issued 100,000 shares of its common stock, each to Mr. Wernon and Mr. Lorusso at the time the Agreement was executed, and will issue an additional 100,000 shares of its common stock each to Mr. Wernon and Mr. Lorusso, when Mr. Wernon and Mr. Lorusso obtain a release of liability from Lester Halbrick to CDS, the Remaining Shareholder and Mr. Scarpa.  Additionally, OSL will request that United Stationers Inc. a supplier of CDS, release all Departing Shareholders from any liability and OSL and CDS shall indemnify all Departing Shareholders until such release is obtained.  OSL designated Linda Feder, the wife of Eli Feder, the Company’s President and CEO, and Andrea Kotch, the wife of Eric Kotch, the Company’s CFO and a director of the Company to acquire 2% of CDS as its designees.

Off Balance Sheet Arrangements

None.

Going Concern

The Company’s independent certified public accountants have stated in their audit report for the year ended August 31, 2011, that the Company has no current source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  If the Company is not successful in raising the necessary capital, then the Company believes that its independent certified public accountants would issue an opinion with a similar going concern modification regarding the Company’s financial condition.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended September 30, 2011. Based on this evaluation, our Principal Executive Officer  and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.    Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       (Removed and Reserved)

Item 5.       Other Information

None

Item 6.       Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase
In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 17, 2012
OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)