Form 10-Q
period 2012-02-29
OSL HOLDINGS INC.
filed 2012-04-16
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-108690

OSL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Dutch Hill Road, Suite 15 New York, NY	10028
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2012: 66,068,255 shares of common stock, including a total of 529,412 shares issuable under contractual commitments.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) (FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of February 29,	As of August 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$1,122	$1,147
Prepaid and other assets	-	12,500
Total current assets	1,122	13,647

Website development costs	185,800	185,800
Total assets	$186,922	$199,447

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$596,559	$301,393
Accrued officers compensation	140,000	-
Advances from related parties	2,720	4,508
Senior secured convertible note, including accrued interest of $46,300	134,000	-
Secured Promissory Note	230,000	-
Convertible notes, including accrued interest of $1,200	71,200	-
Promissory notes, including accrued interest of $1,400	92,765	24,000
Total current liabilities	1,267,244	329,901

Stockholders’ deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at February 29, 2012 and August 31, 2011, respectively	-	-
Common Stock, $.001 par value; 120,000,000 shares authorized; 64,068,255 and 50,000,000 shares issued and outstanding at February 29, 2012 and August 31, 2011, respectively	64,068	50,000
Additional paid-in capital	53,232	20,000
Common shares issuable (529,412 and 0 shares, respectively)	55,000	-
Deficit accumulated during the development stage	(1,252,622)	(200,454)
Total stockholders’ deficit	(1,080,322)	(130,454)
Total liabilities and stockholders’ deficit	$186,922	$199,447

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-
Operating expenses:
General and administrative expenses	238,955	40
Total operating expenses	238,955	40
Operating loss	(238,955)	(40)
Other:
Loss on acquisition	(62,297)	-
Interest expense	(3,900)	-
Other expense, net	(66,197)	-
Net loss	$(305,152)	$(40)
Net loss per common share
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	61,559,399	50,000,000

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended February 29, 2012	Six Months Ended February 28, 2011	September 16, 2010 (Inception) to February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Operating expenses:
General and administrative expenses	325,591	48,040	526,045
Total operating expenses	325,591	48,040	526,045
Operating loss	(325,591)	(48,040)	(526,045)
Other:
Reverse merger costs	(647,880)	-	(647,880)
Loss on acquisition	(62,297)	-	(62,297)
Interest expense	(16,400)	-	(16,400)
Other expense, net	(726,577)	-	(726,577)
Net loss	$(1,052,168)	$(48,040)	$(1,252,622)
Net loss per common share
Net loss per common share – basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding – basic and diluted	60,958,956	50,000,000

See accompanying notes to the condensed consolidated financial statements.

 OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED FEBRUARY 29, 2012
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, August 31, 2011	-	$-	50,000,000	$50,000	$20,000	$-	$(200,454)	$(130,454)

Shares issued upon Reverse acquisition	-	-	1,068,255	1,068	(1,068)		-	-

Shares issued upon reverse acquisition	-	-	200,000	200	9,800		-	10,000

Shares issued for employment agreement	-	-	500,000	500	24,500		-	25,000

Shares to be issued for funds received						55,000		55,000

Shares issued as payment of Senior Secured Convertible Note	-	-	12,300,000	12,300	-	-	-	12,300

Net loss	-	-	-	-	-	-	(1,052,168)	(1,052,168))

Balance, February 29, 2012	-	$-	64,068,255	$64,068	$53,232	$55,000	$(1,252,622)	$(1,080,322)

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended February 29, 2012	Six Months Ended February 28, 2011	September 16, 2010 (Inception) to February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss:	$(1,052,168)	$(48,040)		$(1,252,622)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	647,880	-		647,880
Stock based compensation expense	35,000	-		35,000
Stock issued for services to founders	-	48,000		48,000
Accrued interest	6,400	-		6,400
(Increase) decrease in:
Prepaid and other assets	12,500	-		12,500
Accrued compensation	140,000	-		140,000
Accounts payable and accrued liabilities	29,786	40		156,879
Net cash used in operating activities	(180,602)	-		(205,963)

Cash flows from financing activities:
Advances (repayment) from related parties	(1,788)	100		2,720
Payment of promissory note	(10,000)	-		(10,000)
Cash received on issuance of convertible promissory notes	70,000	-		70,000
Cash received on issuance of a promissory note	67,365	-		67,365
Cash received on shares to be issued	55,000	-		55,000
Issuance of common stock	-	-		22,000
Net cash provided by financing activities	180,577	100		207,085

Change in cash:
Net (decrease) increase	(25)	100		1,122
Balance at beginning of period	1,147	-		-
Balance at end of period	$1,122	$100		$1,122
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$
Interest	$-	$-	$

Non cash financing activities
Common shares issued for repayment of Senior Secured Promissory Note	12,300	-		12,300
Accounts payable assumed on reverse acquisition	265,380	-		265,380
Acquisition of website for accounts payable	-	185,800		185,800
Promissory notes assumed on reverse acquisition	142,500	-		142,500
Issuance of note payable on reverse merger	240,000	-		240,000

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FROM INCEPTION (SEPTEMBER 16, 2010)
TO FEBRUARY 28, 2011 AND FEBRUARY 29, 2012

Note 1- Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials. On June 6, 2008, the Company entered into a stock for stock exchange agreement with Studio Store Direct, Inc. (“SSD”).  Pursuant to the stock for stock exchange agreement, the Company acquired 100% of the assets of SSD by issuing 11,000,000 restricted common shares in exchange for all the issued and outstanding shares of SSD.  With the addition of SSD, the Company also operated as a traditional infomercial production and distribution company.

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

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the "Asset Assignment Agreement") by and among Reno Rolle ("Rolle"), Todd Wiseman ("Wiseman"), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (143,809 shares that had not yet been issued) and Wiseman (5 million shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct (the "Spin-Off"). The Company assets assigned to Red Rock Direct included (i) the Company's current direct response television commercial (hosted by Suzanne Somers) (the "Infomercial"), (ii) the book currently entitled The Anti-Aging Miracle by Dr. James William Forsythe, M.D., and any and all proceeds derived therefrom, including any health supplements sold as described in the Infomercial, (iii) the feature length film entitled "Endless Bummer", (iv) the book currently entitled Sleep and Grow Young by Dr. James William Forsythe, M.D, and (v) a management agreement with Mike Flynt (collectively, the "Assigned Assets").

For financial statement reporting purposes, the Share Exchange was treated as a reverse acquisition, with OSL deemed the accounting acquirer and the Company deemed the legal acquirer. The accompanying consolidated financial statements of OSL Holdings, Inc. and subsidiaries reflect the historical activity of OSL, and the historical stockholders’ equity of OSL has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the  Share Exchange Agreement, OSL is deemed to have issued an additional 1,068,255 shares of common stock to our stockholders existing prior to the Share Exchange. Reverse merger costs of approximately $649,000 include net liabilities of $408,000 assumed upon the reverse merger and the $250,000 cost of the Share Cancellation Agreement.

On October 17, 2011, the Company changed the name to OSL Holdings Inc, by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada to more accurately reflect the new business operations. The Company became a holding company, which, through OSL, markets and distributes "Products for the Office."

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Office Supply Line, Inc. for the year ended July 31, 2011 included in our Current Report on Form 8-K filed on October 19, 2011.  Operating results for the three and six months ended February 29, 2012  are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2012.

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

The Company is in the process of acquiring interests in existing businesses with ongoing revenues and will be launching direct sales of office products in the near future.  We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. The Company will require additional capital, either through debt or private placements, in order to execute its business plan to finance any such acquisitions and/or investments. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that we do obtain will be sufficient to meet our needs in the long term. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Note 3 – Summary of Significant Accounting Policies

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

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of February 29, 2012 and August 31, 2011, the Company capitalized costs totaling $185,800 related to its website development. No amortization has been recorded as the website currently remains in development and has not been placed into service.

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

Vendor Concentration

As of February 29, 2012 and August 31, 2011, one vendor represented 51% and 100% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments as of February 29, 2012 or August 31, 2011.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 1,068,255 shares issued to the legal acquirer are included in the weighted average share calculation from October 10, 2011, the date of the exchange agreement.

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

Note 4 – Acquisition of Corporate Diversity Solutions

On December 15, 2011, the Company acquired a 48% equity interest in Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”) and issued 200,000 shares of common stock valued at $10,000 in December 2011 to the shareholders of CDS to purchase this interest.  The Company also entered into an employment agreement with an employee of CDS and issued 500,000 shares valued at $25,000 in accordance with this agreement.  The shares issued were valued at $.05 per share, the trading price of the common stock on the date of the agreement.  As part of the agreement, family members of the majority shareholders of the Company also acquired a 2% equity interest in CDS.  For financial reporting purposes, the Company initially believed its 48% ownership and the ownership of the 2% interest of related individuals gave the Company effective control of CDS.

Pursuant to the terms of the Agreement, all the departing shareholders of CDS (the “Departing Shareholders”) cancelled their shares of CDS. In consideration for the cancelation of shares, CDS indemnified and relieved the Departing Shareholders from any liabilities incurred by CDS.   Additionally, OSL requested that United Stationers Inc., (“United Stationers”) a supplier of CDS, release all Departing Shareholders from any liability and OSL and CDS indemnify all Departing Shareholders until such release is obtained. United Stationers also requested that each of Eric Kotch, our CFO, Eli Feder, our President and CEO, and Office Supply Line, Inc., our wholly-owned subsidiary, guarantee the debt owed by CDS to United Stationers (the “Guarantee”).

Subsequent to February 29, 2012, on April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS as required by the rules of the Securities and Exchange Commission and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders have verbally agreed to return $10,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. Due to CDS being unable to complete the Audit as required by the SEC, CDS has requested that United Stationeers acknowledge and agree that the Guarantee by Kotch, Feder and Office SupplyLine, Inc. was never effective. The Company is in discussions with the original selling shareholders about 200,000 shares that are still owed under the original contract pending certain performance by those shareholders. We estimate that such guarantees will be released in order to enable CDS to continue operations and purchases and we will have no further liability.  For financial reporting purposes at February 29, 2012, the Company has determined that it never had effective control of the CDS, and the costs of the acquisition totaling $62,797, comprising the issuance of its common shares (aggregate value of $35,000) and cash advances of $27,297 made to CDS, have been reflected as a cost of abandoned acquisition on the accompanying statement of operations for the six months ended February 29, 2012.

Note 5 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company.  The balance outstanding as of February 29, 2012 and August 31, 2011 was $2,720 and $4,508, respectively.  The loans are non-interest bearing, unsecured and due on demand.

Note 6 – Secured Promissory Note

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

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company has made intermittent payments and the current balance is $170,000 as of April 11, 2012.  The Company has not received any written demand for repayment and the preferred shares have not been released from escrow.

Note 7 – Senior Secured Convertible Note

On September 19, 2011, The Exchange LLC (the “Exchange LLC”), an unrelated company, was assigned a $100,000 Senior Secured Convertible Note and accrued interest (the “Senior Secured Convertible Note”) initially issued to Emerald Asset Advisors, LLC (“Emerald”) in 2008.  On October 12, 2011, the Company and the Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Secured Convertible Note and Additional Debt.  Pursuant to the Amendment, the maturity date of the Senior Secured Convertible Note was extended to October 5, 2012 the conversion price of the Senior Secured Convertible Note was set at $0.001. Any conversion of debt owed to the Exchange LLC under the Senior Secured Convertible Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. There is no material relationship between the Company or its affiliates and the Exchange LLC, other than with respect to the Amendment.

During the six months ended February 29, 2012, the Company issued a total of 12,300,000 shares of common stock at the conversion price of $0.001 or $12,300 as partial repayment the Senior Secured Convertible Note.  As of February 29, 2012, the total remaining balance outstanding to Exchange LLC is $134,000, including accrued interest of $46,300.

Note 8 – Convertible Note

On November 15, 2011, the Company issued a twelve month $37,500 unsecured Convertible Note (the “Convertible Note”) to Asher Enterprises (“Asher”).  The Convertible Note is due on August 17, 2012 bearing interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.   Any amount of principal or interest on this Convertible Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid.  At any time or times after 180 days from November 15, 2011 and until the maturity date of August 17, 2012, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock.  The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

On January 20, 2012, the Company issued a twelve month $32,500 unsecured Convertible Note (the “Convertible Note”) to Asher Enterprises (“Asher”).  The Convertible Note is due on October 23, 2012 bearing interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur.   Any amount of principal or interest on this Convertible Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid.  At any time or times after 180 days from January 20, 2012 and until the maturity date of October 23, 2012, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock.  The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

As of February 29, 2012, the total remaining balance outstanding to Asher is $71,200, including accrued interest of $1,200.

Note 9 – Promissory Notes

On August 8, 2011, the Company issued a $24,000 unsecured Promissory Note (the “Note”) to a private investor (“Investor”).  The Note is due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of February 29, 2012, the total remaining balance outstanding to Investor is $25,100, including accrued interest of $1,100.

On February 20, 2012, the Company issued a $67,365 unsecured Promissory Note (the “Note”) to Profectus, LLCs (“Profectus”).  The Note is due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of February 29, 2012, the total remaining balance outstanding to Profectus is $67,665, including accrued interest of $300.

Note 10 – Capital Stock

Preferred Stock

Our articles of incorporation also provide that the Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Our Series A Convertible Preferred class of stock consisting of 700,000 shares whereby each share of Series A Convertible Preferred would: (i) carry voting rights 100 times the number of common stock votes, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into One Hundred (100) common shares, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. The Company has placed 650,001 of these shares in escrow as a requirement of the exchange transaction, and such shares have not been reflected as outstanding as of February 29, 2012. These shares will be considered outstanding if released from escrow.

Common Stock

During the six months ended February 29, 2012, the Company issued a total of 12,300,000 shares of common stock at the conversion price of $0.001 or $12,300 representing partial repayment of the Senior Secured Convertible Note, as discussed in Note 6 above.

Common Shares Issuable

On December 30, 2011, the Company entered into a private agreement to sell 29,412 shares of the Company’s common stock at $0.17 per share, or $5,000.  The Company has not issued the shares as of February 29, 2012.  The amount is classified as common shares issuable in the Balance Sheet at February 29, 2012.

On January 6, 2012, the Company entered into a private agreement to sell 500,000 shares of the Company’s common stock at $0.10 per share, or $50,000.   The Company has not issued the shares as of February 29, 2012.  The amount is classified as common shares issuable in the Balance Sheet at February 29, 2012.

Note 13 – Income Taxes

As at February 29, 2012 and August 31, 2011, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 14 – Subsequent Events

On March 5, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $125,000, together with 10% annum interest. The Note will be due on March 5, 2013. All past-due principal of the Note shall bear interest at 15%. There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. Besides the Note, there is no material relationship between the Company or its affiliates and the Payee.

On March 15, 2012, the Company issued a total of 2,000,000 shares of common stock at the conversion price of $0.001 or $2,000 as partial repayment on the Senior Secured Convertible Note (See Note 6).

On December 15, 2011, the Company acquired a 50% equity interest in Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”) and issued 200,000 shares of common stock in December 2011 to the shareholders of CDS to purchase this interest.  The Company also entered into an employment agreement with an employee of CDS and issued 500,000 shares in accordance with this agreement.  On April 5, 2012, the Company was unable to complete a two year audit of CDS and was therefore actively seeking to divest its ownership in CDS.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OSL Holdings Inc. is a holding company that will develop or acquire business units with the purpose of collecting and transmitting real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels.  We plan to sell data to manufactures for designated markets, such as urban retail, convenient and/or liquor stores.  We plan to facilitate developing electronic marketplaces with real time buy-side and sell side capabilities for multiple private & public markets.  We plan to operate a real-time loyalty rewards platform that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions.  The Company plans on leveraging these business units to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so that each venture can scale revenues and their respective offerings to their specific market(s) or across markets.   When the Company has sufficient financial resources, it plans on bringing onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of entering our other lines of business.  Currently our operations consist of our current Office Supply Line business, as described below. All of the other lines of business that we discuss are purely our aspirations.

Our wholly owned subsidiary, Office Supply Line, Inc. (“OSL”) is an integrated marketer and distributor of “Products for the Office.”  OSL differentiates itself from its competition by leveraging innovative marketing programs and technology.  It operates in the competitive office supply market as a virtual distributor, leveraging the existing logistical capabilities of its suppliers who provide for inventory logistics, distribution and delivery. OSL focuses on the development and or acquisition of cutting edge technology, sales, marketing and customer service, After divestment of its CDS interest, OSL expects to focus the majority of its efforts on the data related lines of business including rewards, data and diversity which are all in the development stage.

An initial focus has been on building a business unit focused on finalizing the development of our rewards technology platform by the end of the first quarter of calendar 2012 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.  The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.  The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program will allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

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

Collectivity these business units will create a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and brick and mortar [land based] stores) and consumer’s audiences to accelerate commerce and value.  The goal is to take advantage of these cross platform (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2C”), business to consumer (“B2B”), and public sector such as govt.) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

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

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company has made intermittent payments and the current balance is $170,000 as of April 11, 2012.  The Company has not received any written demand for repayment and the preferred shares have not been released from escrow.

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

Corporate Diversity Solutions, Inc.

On December 15, 2011, we acquired 48% of Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”), through OSL.  CDS is a Women's Business Enterprise National Council (WBENC) certified Tier One distributor of office products and related services to Fortune 1000 companies in North America.  For CDS to maintain its WBENC certified status, women must maintain a majority ownership. While this precludes us from acquiring an additional stake in CDS, per the acquisition agreement, we were able to designate women owners for 2% of CDS, in addition to the 48% we acquired.  Our designees, Andrea Kotch and Linda Feder, are beneficial owners of the Company. Additionally, Eli Feder, our CEO and Eric Kotch, our CFO, are officers of CDS and hold two of the current four director positions.

On April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders have verbally agreed to return $10,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. . Due to CDS being unable to complete the Audit as required by the SEC, CDS has requested that United Stationeers acknowledge and agree that the Guarantee by Kotch, Feder and Office SupplyLine, Inc. was never effective. The Company is in discussions with the original selling shareholders about 200,000 shares that are still owed under the original contract pending certain performance by those shareholders. We are optimistic that such guarantees will be released in order to enable CDS to continue operations and purchases.

Results of Operations

Comparison of the Three Months Ended February 29, 2012 and February 28, 2011

Revenue

The Company had no revenues for the three months ended February 29, 2012 and February 28, 2011.

General and Administrative

General and administrative expenses were $238,955 and $40 for the three months ended February 29, 2012 and February 28, 2011, respectively.   The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement.  Expenses during the three months ended February 29, 2012 consisted primarily of professional service expenses and accrued compensation expense.  Expenses for the three months ended February 28, 2011 consisted of bank fees.

Loss on Acquisition

Loss on acquisition was $62,297 and $0 for the three months ended February 29, 2012 and February 28, 2011, respectively.  On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  During the three months ended February 29, 2012, the Company incurred approximately $62,297 in expenses related to the acquisition of which $35,000 related to non-cash stock based compensation expense.  No similar expense existed in the prior year.

Interest Expense

Interest expense was $3,900 and $0 for the three months ended February 29, 2012 and February 28, 2011, respectively.   The increase in expenses was related to the increase in debt as compared to the same period of the prior year.

Comparison of the Six Months Ended February 29, 2012 and from September 16, 2010 (inception) to February 28, 2011

Revenue

The Company had no revenues for the six months ended February 28, 2012 and from September 16, 2010 (inception) to February 28, 2011, respectively.

General and Administrative

General and administrative expenses were $325,591 for the six months ended February 29, 2012 as compared to $48,040 from September 16, 2010 (inception) to February 28, 2011.   The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement.  Expenses during the six months ended February 29, 2012 consisted primarily of professional service expenses and accrued compensation expense.  Expenses from inception to February 28, 2011 consisted of employee compensation, professional fees and development of our website.

Cost of Reverse Merger

Cost of reverse merger was $647,880 for the six months ended February 29, 2012 as compared to $0 from September 16, 2010 (inception) to February 28, 2011.  During the On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock.   The Company assumed certain obligations totaling $647,880.

Loss on Acquisition

Loss on acquisition was $62,297 the six months ended February 29, 2012 as compared to $0 from September 16, 2010 (inception) to February 28, 2011.  On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  During the six months ended February 29, 2012, the Company incurred approximately $62,297 in expenses related to the acquisition of which $35,000 related to non-cash stock based compensation expense.  No similar expense existed in the prior year.

Interest Expense

Interest expense was $16,400 for the six months ended February 29, 2012 as compared to $0 from September 16, 2010 (inception) to February 28, 2011.   The increase in expenses was related to the increase in debt as compared to the same period of the prior year and $10,000 paid as part of a share cancellation agreement as discussed in Note 6 of the attached condensed consolidated financial statements.

Liquidity and Capital Resources

As of February 29, 2012 we had $1,122 in cash and a working capital deficiency of $1,266,122.  A substantial amount of cash will be required in order to continue operations over the next twelve months.  Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital.  We expect to obtain additional capital in order to execute our business plan.  We intend to raise up to $500,000 through private placements in the next several months.  Our business plan involves adding qualified executives and rolling out various business units. Our initial capital needs exceed our current capital, but should be satisfied by a small private funding.  We believe that substantial contracts will be signed before larger public financing is required.

Cash used in operating activities was $(180,602) and ($0) for the six months ended February 29, 2012 and February 28, 2011, respectively.  Cash was primarily used to fund our net losses from operations.

Cash provided from financing activities was $180,577 and $100 for the six month months ended February 29, 2012 and from September 16, 2010 (inception) to February 28, 2011, respectively.  During the six months ended February 29, 2012, we received cash of $137,365 from the issuance of promissory notes and we received $55,000 in cash related to common shares to be issued.  The Company used $10,000 as repayment of a secured note and the Company paid down, net of receipts, $1,788 of operating loans from related parties.

We believe our current working capital position together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.

We anticipate that we will require $325,000 per month to cover all of our operating expenses. We also anticipate website expenses not included in the monthly costs of approximately $500,000.  In addition we anticipate using approximately $4,000,000 for acquisitions. We also have various debt and other payables of approximately $400,000, including an outstanding promissory note of $240,000 to Crisnic.

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

Subsequent Events

On March 5, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $125,000, together with 10% annum interest. The Note will be due on March 5, 2013. All past-due principal of the Note shall bear interest at 15%. There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. Besides the Note, there is no material relationship between the Company or its affiliates and the Payee.

On March 15, 2012, the Company issued a total of 2,000,000 shares of common stock at the conversion price of $0.001 or $2,000 as partial repayment on the Senior Secured Convertible Note (.

On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders have verbally agreed to return $10,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. CDS has requested its major supplier to release Kotch, Feder and Office SupplyLine, Inc. from their co-guarantees of inventory purchases. The Company is in discussions with the original selling shareholders about 200,000 shares that are still owed under the original contract pending certain performance by those shareholders. We are optimistic that such guarantees will be released in order to enable CDS to continue operations and purchases.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

None

Item 5.       Other Information

The Company intends to enter into a private agreement to sell 500,000 shares of the Company’s common stock at $0.10 per share, or $50,000.   The Company has not issued the shares as of February 29, 2012.  The amount is classified as common shares issuable in the Balance Sheet at February 29, 2012.

The Company intends to issue a $67,365 Promissory Note (the “Note”) to Profectus, LLCs (“Profectus”).  The Note will be due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of February 29, 2012, the Company has booked the total remaining balance outstanding to Profectus at $67,665, including accrued interest of $300.

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

Dated: April 16, 2012
OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)