Form 10-Q/A
period 2012-02-29
OSL HOLDINGS INC.
filed 2012-04-19
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-108690

OSL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Dutch Hill Road, Suite 15 New York, NY	10962
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of April 19, 2012: 66,068,255 shares of common stock, including a total of 529,412 shares issuable under contractual commitments.

Explanatory Note

OSL Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended February 29, 2012 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing Date”), to revise certain disclosures in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I “Financial Information.” No other changes have been made to the Form 10-Q.

Although this Amendment supersedes the Original Form 10-Q in its entirety, this Amendment amends and restates only Item 2 of Part I. No other information in the Original Form 10-Q is amended hereby. This Amendment speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company has made intermittent payments and the current balance is $170,000 as of April 11, 2012.  The Company has not received any written notice of default and the preferred shares have not been released from escrow.

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

On April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders have verbally agreed to return $10,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. . Due to CDS being unable to complete the Audit as required by the SEC, CDS has requested that United Stationeers acknowledge and agree that the Guarantee by Kotch, Feder and Office Supply Line, Inc. was never effective. The Company is in discussions with the original selling shareholders about 200,000 shares that are still owed under the original contract pending certain performance by those shareholders. We are optimistic that such guarantees will be released in order to enable CDS to continue operations and purchases.

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

Assuming a successful divestiture of CDS, we anticipate that we will require $125,000 per month to cover our operating expenses. We anticipate additional annual website and technology development costs of between $300,000 and 500,000. We have been and expect to continue to fund these activities with debt and equity financing.

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

On March 15, 2012, the Company issued a total of 2,000,000 shares of common stock at the conversion price of $0.001 or $2,000 as partial repayment on the Senior Secured Convertible Note.

On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders have verbally agreed to return $10,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. CDS has requested its major supplier to release Kotch, Feder and Office Supply Line, Inc. from their co-guarantees of inventory purchases. The Company is in discussions with the original selling shareholders about 200,000 shares that are still owed under the original contract pending certain performance by those shareholders. We are optimistic that such guarantees will be released in order to enable CDS to continue operations and purchases.

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

PART II - OTHER INFORMATION

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

* Previously filed and incorporated herein by reference to the Form 10-Q filed on April 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2012
OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)