Form 10-Q
period 2012-05-31
OSL HOLDINGS INC.
filed 2012-07-13
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-108690

OSL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Dutch Hill Road, Suite 15 Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

(845) 363-6776
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of July 10, 2012: 83,861,000 shares of common stock

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) (FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of May 31,	As of August 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$26,448	$1,147
Prepaid and other assets	2,000	12,500
Total current assets	28,448	13,647

Website development costs	-	185,800
Total assets	$28,448	$199,447

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$661,544	$301,393
Accrued officers compensation	290,000	-
Advances from related parties	-	4,508
Senior secured convertible note, including accrued interest of $48,800	132,800	-
Secured Promissory Note	170,000	-
Convertible notes, including accrued interest of $3,200	326,900	-
Promissory notes, including accrued interest of $6,900	94,565	24,000
Total current liabilities	1,675,809	329,901

Stockholders’ deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	-	-
Common Stock, $.001 par value; 120,000,000 shares authorized; 67,768,255 and 50,000,000 shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	67,768	50,000
Additional paid-in capital	53,232	20,000
Common shares issuable (6,529,412 shares)	305,000	-
Deficit accumulated during the development stage	(2,073,361)	(200,454)
Total stockholders’ deficit	(1,647,361)	(130,454)
Total liabilities and stockholders’ deficit	$28,448	$199,447

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-
Operating expenses:
General and administrative expenses	669,939	80
Impairment of website development	185,800
Operating loss	(855,739)	(80)
Other:

Recovery of cost of rescinded acquisition	45,000	-
Interest expense	(10,000)	-
Other expense, net	35,000	-
Net loss	$(820,739)	$(80)
Net loss per common share
Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	69,888,971	50,000,000

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended May 31, 2012	Nine Months Ended May 31, 2011	September 16, 2010 (Inception) to May 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Operating expenses:
General and administrative expenses	995,530	48,080	1,195,984
Impairment of website development	185,800	-	185,800
Operating loss	(1,181,330)	(48,080)	(1,381,784)
Other:

Reverse merger costs	(647,880)	-	(647,880)
Costs of rescinded acquisition	(17,297)	-	(17,297)
Interest expense	(26,400)	-	(26,400)
Other expense, net	(691,577)	-	(691,577)
Net loss	$(1,872,907)	$(48,080)	$(2,073,361)
Net loss per common share
Net loss per common share – basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding – basic and diluted	64,737,586	50,000,000

See accompanying notes to the condensed consolidated financial statements.

 OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED MAY 31, 2012
(UNAUDITED)

	Preferred Stock			Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount		Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, August 31, 2011	-	$-		50,000,000	$50,000	$20,000	$-	$(200,454)	$(130,454)

Shares issued upon Reverse acquisition	-	-		1,068,255	1,068	(1,068)		-	-

Fair value of stock issued upon rescinded acquisition	-	-		200,000	200	9,800		-	10,000

Fair value of stock issued for services received	-		-	500,000	500	24,500		-	25,000

Common stock to be issued							305,000		305,000

Shares issued upon conversion of Senior Secured Convertible Note	-	-		16,000,000	16,000	-	-	-	16,000

Net loss	-	-		-	-	-	-	(1,872,907)	(1,872,907)

Balance, May 31, 2012	-	$-		67,768,255	$67,768	$53,232	$305,000	$(2,073,361)	$(1,647,361)

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended May 31, 2012	Nine Months Ended May 31, 2011	September 16, 2010 (Inception) to May 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss:	$(1,872,907)	$(48,080)		$(2,073,361)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	647,880	-		647,880
Impairment of website development costs	185,800			185,800
Fair value of Stock issued upon rescinded acquisition	10,000	-		10,000
Fair value of stock issued for services	275,000	-		275,000
Stock issued for services to founders	-	48,000		48,000
Accrued interest	16,400	-		16,400
(Increase) decrease in:
Prepaid and other assets	10,500	-		10,500
Accrued compensation	240,000	-		240,000
Accounts payable and accrued liabilities	94,771	80		221,864
Net cash used in operating activities	(392,556)	-		(417,917)

Cash flows from financing activities:
Advances (repayment) from related parties	(4,508)	100		-
Payment of promissory note	(70,000)	-		(70,000)
Cash received on issuance of convertible promissory notes	320,000	-		320,000
Cash received on issuance of a promissory note	67,365	-		67,365
Cash received on shares to be issued	105,000	-		105,000
Issuance of common stock	-	-		22,000
Net cash provided by financing activities	417,857	100		444,365

Change in cash:
Net (decrease) increase	25,301	100		26,448
Balance at beginning of period	1,147	-		-
Balance at end of period	$26,448	$100		$26,448
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$
Interest	$-	$-	$

Non cash financing activities
Common shares issued upon conversion of Senior Secured Promissory Note	16,000	-		16,000
Accounts payable assumed on reverse acquisition	265,380	-		265,380
Acquisition of website for accounts payable	-	185,800		185,800
Promissory notes assumed on reverse acquisition	142,500	-		142,500
Issuance of note payable on reverse merger	240,000	-		240,000

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY RED ROCK PICTURES HOLDINGS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE AND NINE MONTHS ENDED MAY 31, 2012 AND FROM INCEPTION (SEPTEMBER 16, 2010)
TO MAY 31, 2011 AND MAY 31, 2012

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of OSL Holdings, Inc. for the year ended July 31, 2011 included in our Current Report on Form 8-K filed on October 19, 2011.  Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for future quarters or the year ending August 31, 2012.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of OSL Holdings, Inc. and its wholly owned subsidiaries, OSL, OSL Diversity Marketplace, Inc., OSL Rewards Corporation, Red Rock Pictures Inc. and Studio Store Direct Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit.  In May 2012 the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800 categorized as “Loss on Impairment of Website Development Costs” in the Condensed Consolidated Statement of Operations for the three and nine months ended May 31, 2012.  Prior to this charge, no amortization has been recorded as the website currently remains in development and has not been placed into service.

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

Vendor Concentration

As of May 31, 2012 and August 31, 2011, one vendor represented 30% and 100% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments as of May 31, 2012 or August 31, 2011.

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

Note 4 – Rescinded Acquisition

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

On April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS as required by the rules of the Securities and Exchange Commission and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders returned $20,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. On June 5, 2012, United Stationers cancelled the personal guarantee of OSL, Eric Kotch and Eli Feder.  For financial reporting purposes at May 31, 2012, the Company has determined that it never had effective control of the CDS, and the costs of the acquisition totaling $17,297, comprising the issuance of its common shares (aggregate value of $10,000) and cash advances of $7,297 made to CDS, have been reflected as a cost of abandoned acquisition on the accompanying statement of operations for the nine months ended May 31, 2012.  The recovery of costs for the three month period ended May 31, 2012 represents the reversal of the fair value of $25,000 of 500,000 shares issued that were subsequently returned and the refund of $20,000 in cash provided to CDS as operating loans prior to the date the acquisition was rescinded.
Note 5 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company.  The balance outstanding as of May 31, 2012 and August 31, 2011 was $0 and $4,508, respectively.  The loans are non-interest bearing, unsecured and due on demand.

Note 6 – Senior Secured Convertible Note

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

During the nine months ended May 31, 2012, the Company issued a total of 16,000,000 shares of common stock at the conversion price of $0.001 or $16,000 as partial repayment the Senior Secured Convertible Note.  As of May 31, 2012, the total remaining balance outstanding to Exchange LLC is $132,800, including accrued interest of $48,800.

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

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company has made intermittent payments and the current balance is $170,000 as of May 31, 2012.  The Company has not received any written demand for repayment and the preferred shares have not been released from escrow.

Note 8 – Convertible Notes

Asher Enterprises

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

As of May 31, 2012, the total remaining balance outstanding to Asher is $72,500, including accrued interest of $2,500. On June 15, 2012, the Company issued a total of 705,882 shares of common stock at the conversion price of $0.017 or $12,000 as partial repayment on the Senior Secured Convertible Note.

Panache Capital, LLC

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

On April 10, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $50,000, together with 10% annum interest. The Note will be due on April 10, 2013. All past-due principal of the Note shall bear interest at 15%.  There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. Besides the Note, there is no material relationship between the Company or its affiliates and the Payee.

On April 19, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $50,000, together with 10% annum interest. The Note will be due on April 19, 2013. All past-due principal of the Note shall bear interest at 15%.  There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. Besides the Note, there is no material relationship between the Company or its affiliates and the Payee.

On April 26, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $25,000, together with 10% annum interest. The Note will be due on April 26, 2013. All past-due principal of the Note shall bear interest at 15%. There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. Besides the Note, there is no material relationship between the Company or its affiliates and the Payee.

As of May 31, 2012, the total remaining balance outstanding to Panache is $254,400, including accrued interest of $4,400.

Note 9 – Promissory Notes

On August 8, 2011, the Company issued a $24,000 unsecured Promissory Note (the “Note”) to a private investor (“Investor”).  The Note is due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2012, the total remaining balance outstanding to Investor is $25,500, including accrued interest of $1,500.

On February 20, 2012, the Company issued a $67,365 unsecured Promissory Note (the “Note”) to Profectus, LLCs (“Profectus”).  The Note is due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2012, the total remaining balance outstanding to Profectus is $69,065, including accrued interest of $1,700.

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

Our Series A Convertible Preferred class of stock consisting of 700,000 shares whereby each share of Series A Convertible Preferred would: (i) carry voting rights 100 times the number of common stock votes, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into One Hundred (100) common shares, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. The Company has placed 650,001 of these shares in escrow as a requirement of the exchange transaction, and such shares have not been reflected as outstanding as of May 31, 2012. These shares will be considered outstanding if released from escrow.

Common Stock

During the nine months ended May 31, 2012, the Company issued a total of 16,000,000 shares of common stock at the conversion price of $0.001 or $16,000 representing partial repayment of the Senior Secured Convertible Note, as discussed in Note 6 above.

During the nine months ended May 31, 2012, the Company issued a total of 500,000 shares of common stock at the market price on date of issuance of $0.05 per common share for services rendered.  During the three and nine months ended May 31, 2012, the Company recorded $25,000 in stock based compensation expense related to the issuance.

Common Shares Issuable

On December 30, 2011, the Company entered into a private agreement to sell 29,412 shares of the Company’s common stock at $0.17 per share, or $5,000.  The Company has not issued the shares as of May 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at May 31, 2012.  These shares were issued in June 2012 (see Note 14).

On January 6, 2012, the Company entered into a private agreement to sell 500,000 shares of the Company’s common stock at $0.10 per share, or $50,000.   The Company has not issued the shares as of May 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at May 31, 2012.

On April 4, 2012, the Company entered into an agreement for professionally inventor relations services.  The agreement obligated the Company to issue 5,000,000 shares of the Company’s common stock which were issued in June 2012.  The shares were valued at the closing market price on the date of the agreement for a total expense of $200,000.  These shares were issued in June 2012 (See Note 12). The amount is classified as common shares issuable in the Balance Sheet at May 31, 2012.

On May 31, 2012, the Company entered into a private agreement to sell 1,000,000 shares of the Company’s common stock at $0.05 per share, or $50,000.   The Company has not issued the shares as of May 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at May 31, 2012.  These shares were issued in June 2012 (See Note 12).

Note 11 – Income Taxes

As at May 31, 2012 and August 31, 2011, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 12 – Subsequent Events

On June 5, 2012, United Stationers cancelled the personal guarantee of OSL, Eric Kotch and Eli Feder. This completed the divestment of our interest from CDS.

On June 20, 2012, the Company issued a total of 7,833,332 shares of common stock. 7,333,332 shares were issued to certain employees to settle previously accrued compensation of $170,000; 200,000 shares due on the CDS transaction; and 300,000 shares valued at $15,000 for consulting services.

In addition, the Company issued 29,412 shares of common stock previously reflected as common shares issuable on the accompanying balance sheet.

On June 13, 2012 and June 25, 2012, the Company issued 2,500,000 shares of common stock valued at the closing market price on date of issuance for payment of investor relations services valued at $200,000.   The amount is classified as common shares issuable in the Balance Sheet at May 31, 2012

On June 15, 2012, the Company issued a total of 705,882 shares of common stock at the conversion price of $0.017 or $12,000 as partial repayment on the Convertible Notes (See Note 8).

On July 5, 2012, the Company issued a total of 1,315,789 shares of common stock at the conversion price of $0.0114 or $15,000 as partial repayment on the Convertible Notes (See Note 8).

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OSL Holdings Inc. is a holding company that will develop or acquire business units with the purpose of collecting and transmitting real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels.  We plan to sell data to manufactures for designated markets, such as urban retail, convenience and/or liquor stores.  We plan to facilitate developing electronic marketplaces with real time buy-side and sell side capabilities for multiple private & public markets.  We plan to operate a real-time loyalty rewards platform that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions.  The Company plans on leveraging these business units to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so that each venture can scale revenues and their respective offerings to their specific market(s) or across markets.   When the Company has sufficient financial resources, it plans on bringing onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of entering our other lines of business.

An initial focus has been on building the foundations for the business units as well as focused on finalizing the development of our rewards technology platform by the end of the first quarter of calendar 2012 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.  The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.  The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program will allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

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

Recent Developments

Share Exchange with OSL

On October 10, 2011, we completed a Share Exchange with OSL whereby OSL exchanged all of the issued and outstanding equity interests of OSL in exchange for 50,000,000 shares of our common stock, par value $0.001 per share. As a result of the Share Exchange, OSL became ourwholly owned subsidiary.

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

Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Promissory Note. The Company has made intermittent payments and the current balance is $170,000 as of May 31, 2012. The Company has not received any written notice of default and the preferred shares have not been released from escrow.

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

Corporate Diversity Solutions, Inc.

On December 15, 2011, the Company acquired a 48% equity interest in Corporate Diversity Solutions, Inc., a New Jersey Corporation (“CDS”) and issued 200,000 shares of common stock valued at $10,000 in December 2011 to the shareholders of CDS to purchase this interest.  The Company also entered into an employment agreement with an employee of CDS and issued 500,000 shares valued at $25,000 in accordance with this agreement.  The shares issued were valued at $0.05 per share, the trading price of the common stock on the date of the agreement.  As part of the agreement, family members of the majority shareholders of the Company also acquired a 2% equity interest in CDS.  For financial reporting purposes, the Company initially believed its 48% ownership and the ownership of the 2% interest of related individuals gave the Company effective control of CDS.

Pursuant to the terms of the agreement with CDS, all the departing shareholders of CDS (the “Departing Shareholders”) cancelled their shares of CDS. In consideration for the cancelation of shares, CDS indemnified and relieved the Departing Shareholders from any liabilities incurred by CDS.   Additionally, OSL requested that United Stationers Inc. (“United Stationers”), a supplier of CDS, release all Departing Shareholders from any liability, and OSL and CDS indemnify all Departing Shareholders until such release is obtained. United Stationers also requested that each of Eric Kotch, our CFO, Eli Feder, our President and CEO, and Office Supply Line, Inc., our wholly-owned subsidiary, guarantee the debt owed by CDS to United Stationers (the “Guarantee”).

On April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS as required by the rules of the Securities and Exchange Commission and was therefore actively seeking to divest its ownership in CDS.  The unrelated CDS shareholders returned $20,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have already been returned. On June 5, 2012, United Stationers cancelled the personal guarantee of OSL, Eric Kotch and Eli Feder.  For financial reporting purposes at May 31, 2012, the Company has determined that it never had effective control of the CDS, and the costs of the acquisition totaling $62,797, comprising the issuance of its common shares (aggregate value of $35,000) and cash advances of $7,297 made to CDS, have been reflected as a cost of abandoned acquisition on the accompanying statement of operations for the nine months ended May 31, 2012.

Financings

On March 5, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC ("Panache") for the principal sum of $125,000, together with 10% annum interest. The Note will be due on March 5, 2013. All past-due principal of the Note shall bear interest at 15%. There is a 25% prepayment fee.  Panache has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

On April 10, 2012, the Company issued a convertible promissory note (the "Note") to Panache for the principal sum of $50,000, together with 10% annum interest. The Note will be due on April 10, 2013. All past-due principal of the Note shall bear interest at 15%.  There is a 25% prepayment fee.  Panache has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

On April 19, 2012, the Company issued a convertible promissory note (the "Note") to Panache for the principal sum of $50,000, together with 10% annum interest. The Note will be due on April 19, 2013. All past-due principal of the Note shall bear interest at 15%.  There is a 25% prepayment fee.  Panache has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

On April 26, 2012, the Company issued a convertible promissory note (the "Note") to Panache for the principal sum of $25,000, together with 10% annum interest. The Note will be due on April 26, 2013. All past-due principal of the Note shall bear interest at 15%. There is a 25% prepayment fee.  Panache has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

Besides the Notes disclosed here, there is no material relationship between the Company or its affiliates and Panache.

Results of Operations

Comparison of the Three Months Ended May 31, 2012 and 2011

Revenue

The Company had no revenues for the three months ended May 31, 2012 and 2011, respectively.

General and Administrative

General and administrative expenses were $669,939 and $80 for the three months ended May 31, 2012 and 2011, respectively. The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement. Expenses during the three months ended May 31, 2012 consisted primarily of professional service expenses and accrued compensation expense. Expenses for the three months ended May 31, 2011consisted primarily of bank fees.

Loss on Impairment of Website Development Costs

During the three months ended May 31, 2012, the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800.  No similar expense existed in the prior year.

Cost of Rescinded Acquisition

Recovery of costs on acquisition was $45,000 and $0 for the three months ended May 31, 2012 and 2011, respectively. On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS. During the three months ended May 31, 2012, the Company received reimbursement of $20,000 in expenses from CDS and the cancellation of 500,000 shares issued to CDS which was originally recorded as an expense of $25,000.  No similar expense existed in the prior year.

Interest Expense

Interest expense was $10,000 and $0 for the three months ended May 31, 2012 and 2011, respectively. The increase in expenses was related to the increase in debt as compared to the same period of the prior year.

Comparison of the Nine Months Ended May 31, 2012 and from September 16, 2010 (inception) to May 31, 2011

Revenue

The Company had no revenues for the nine months ended May 31, 2012 and from September 16, 2010 (inception) to May 31, 2011, respectively.

General and Administrative

General and administrative expenses were $995,530 for the nine months ended May 31, 2012 as compared to $48,080 from September 16, 2010 (inception) to May 31, 2011. The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement. Expenses during the nine months ended May 31, 2012 consisted primarily of professional service expenses and accrued compensation expense. Expenses from inception to May 31, 2011 consisted of primarily of bank fees.

Loss on Impairment of Software Development Costs

During the nine months ended May 31, 2012, the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800.  No similar expense existed in the prior year.

Cost of Reverse Merger

Cost of reverse merger was $647,880 for the nine months ended May 31, 2012 as compared to $0 from September 16, 2010 (inception) to May 31, 2012. During the On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock. The Company assumed certain obligations totaling $647,880.

Cost of Rescinded Acquisition

Loss on acquisition was $17,297 for the nine months ended May 31, 2012 as compared to $0 from September 16, 2010 (inception) to May 31, 2012. On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  During the nine months ended May 31, 2012, the Company incurred approximately $17,297 in expenses related to the acquisition. No similar expense existed in the prior year.

Interest Expense

Interest expense was $26,400 for the nine months ended May 31, 2012 as compared to $0 from September 16, 2010 (inception) to May31, 2011. The increase in expenses was related to the increase in debt as compared to the same period of the prior year and $10,000 paid as part of a share cancellation agreement as discussed in Note 6 of the attached condensed consolidated financial statements.

Liquidity and Capital Resources

As of May 31, 2012 we had $26,448 in cash and a working capital deficiency of $1,647,361. A substantial amount of cash will be required in order to continue operations over the next twelve months. Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital. We expect to obtain additional capital in order to execute our business plan. We intend to raise up to $500,000 through private placements in the next several months. Our business plan involves adding qualified executives and rolling out various business units. Our initial capital needs exceed our current capital, but should be satisfied by a small private funding. We believe that substantial contracts will be signed before larger public financing is required.

Cash used in operating activities was $(392,556) and ($0) for the nine months ended May 31, 2012 and from September 16, 2010 (inception) to May 31, 2011, respectively. Cash was primarily used to fund our net losses from operations.

Cash provided from financing activities was $417,857, $100 and $444,365 for the nine month months ended May 31, 2012 and 2011 and from September 16, 2010 (inception) to May 31, 2011, respectively. During the nine months ended May 31, 2012, we received cash of $387,365 from the issuance of promissory notes and we received $105,000 in cash related to common shares to be issued. The Company used $70,000 as repayment of a secured note and the Company paid down, net of receipts, $4,508 of operating loans from related parties.

We believe our current working capital position together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.

Assuming a successful divestiture of CDS, we anticipate that we will require $125,000 per month to cover our operating expenses. We anticipate additional annual website and technology development costs of between $300,000 and $500,000. We have been and expect to continue to fund these activities with debt and equity financing.

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

Subsequent Events

On June 5, 2012, United Stationers cancelled the personal guarantee of OSL, Eric Kotch and Eli Feder. This completed the divestment of our interest from CDS.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended August 31, 2011. Based on this evaluation, our Principal Executive Officer  and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $50,000, together with 10% annum interest. The Note will be due on April 10, 2013. All past-due principal of the Note shall bear interest at 15%.  There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

The issuance of the Note was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). The security qualified for exemption under Section 4(2) of the Securities Act since the issuance of the security by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2). Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On May 31, 2012, the Company entered into a private agreement to sell 1,000,000 shares of the Company’s common stock at $0.05 per share, or $50,000. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of the securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

None

Item 5.       Other Information

On April 10, 2012, the Company issued a convertible promissory note (the "Note") to Panache Capital, LLC (the "Payee") for the principal sum of $50,000, together with 10% annum interest. The Note will be due on April 10, 2013. All past-due principal of the Note shall bear interest at 15%.  There is a 25% prepayment fee.  The Payee has the right to convert the Note, in its entirety or in part, into common stock of the Company.  The conversion price will be based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. Besides the Note, there is no material relationship between the Company or its affiliates and the Payee.

On May 31, 2012, the Company entered into a private agreement to sell 1,000,000 shares of the Company’s common stock at $0.05 per share, or $50,000.

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

Dated: July 13, 2012

OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)