Form 10-K
period 2012-08-31
OSL HOLDINGS INC.
filed 2012-12-14
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Registrant’s telephone number, including area code: (845) 363-6776

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
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 29, 2012: $1,610,403

Number of the issuer’s Common Stock outstanding as of December 1, 2012:  117,121,248

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2012

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of OSL Holdings Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Commission” refers to the Securities and Exchange Commission;
•	“Crisnic” refers to Crisnic Fund, S.A., a Costa Rican corporation;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“OSL” refers to Office Supply Line, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company;
•	“Red Rock” refers to the Company while named Red Rock Pictures Holdings, Inc.; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of the Company may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 12-15. Because of these and other factors that may affect the Company’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I

Item 1.  Business

Business Overview

OSL Holdings Inc. intends to develop or acquire business units with the purpose of collecting and transmitting real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels. Our business plan includes the following components:

●	We plan to sell data to major consumer brands for designated markets, such as urban retail, convenient and/or liquor stores.
●	We plan to facilitate developing electronic marketplaces with real time buy-side and sell side capabilities for multiple private & public markets.
●
We plan to operate a real-time loyalty rewards platform that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions.

The Company plans on leveraging these lines of business to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so that each venture can scale revenues and their respective offerings to their specific market(s) or across markets. When the Company has sufficient financial resources, of which it can give no assurance, it plans on bringing onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of entering our other lines of business. Currently, these lines of business are purely our aspirations.

An initial focus has been on building the foundations for the business units as well as focused on finalizing the development of our rewards technology platform that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases. The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace. The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program would allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

Our wholly owned subsidiary, Office Supply Line, Inc. is an integrated marketer and distributor of “Products for the Office.” It will operate in the competitive office supply market as a virtual distributor, leveraging the existing logistical capabilities of its suppliers who provide for inventory logistics, distribution and delivery. OSL will focus on the development and or acquisition of cutting edge technology, sales, marketing and customer service. To a certain extent we expect OSL’s success to be dependent on the success of our OSL Rewards and our OSL Diversity business units as they will both promote and offer OSL products to their customers. At the present time, OSL has no customers or material assets.

We are also in discussions with potential acquisitions and strategic partnerships that will expand our reach into Fortune 1000 corporations in retail, telecommunications, publishing, and finance as well as reach into local, state and federal government. The purpose of these discussions is to further secure major corporate contracts, access to additional membership bases, and expand our technology as well as retain the talent needed to execute our plan.

Collectivity these business units are expected to create a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and “brick and mortar” stores) and consumer’s audiences to accelerate commerce and value. The goal is to take advantage of these cross platform (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2C”), business to consumer (“B2B”), and public sectors (such as local, state and federal governments) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to August 31, 2012. It also has a working capital deficit and stockholders’ deficit of $1,841,938 at August 31, 2012. We have less than $1,000 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2013 to remain in business, of which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain its existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated future revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Our Corporate History and Background

The Company was originally incorporated in Nevada on November 22, 2004 as Maneki Mining (“Maneki”), a development stage company in the business of mineral exploration. In August 2006, Red Rock Pictures, Inc. consummated a share exchange agreement, whereby 100% of its shares were acquired by Maneki in exchange for 1,800,000 shares of Maneki. On October 31, 2006, Maneki filed a certificate of amendment, changing the legal name of the corporation to Red Rock Pictures Holdings Inc. Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006. The Company engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials.

OSL was incorporated pursuant to the laws of the State of Nevada on September 16, 2010, as Office Supply Line, Inc.

Share Exchange of OSL

On October 10, 2011, we completed a Share Exchange with OSL whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000  shares of our common stock, which shares constituted approximately 77% of our issued and outstanding shares, as of and immediately after the consummation of the Share Exchange. As a result of the Share Exchange, OSL became our wholly owned subsidiary. All of our assets at the time of the Share Exchange were either spun-out or assigned, other than Red Rock Pictures, Inc. and SSD which remain our wholly owned subsidiaries, but currently have no operations. The Share Exchange transaction with OSL was treated as a reverse merger recapitalization, with OSL as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of OSL.

Upon the closing of our Share Exchange with OSL, Anthony Gentile, a principal of Crisnic Fund S.A., resigned from all offices that he held at the Company effective immediately. In addition, Anthony Gentile and Kenneth G. Eade resigned from their positions as directors, which was effective on or about November 1, 2011. Additionally, M. Richard Cutler resigned from his position as a director, which was effective immediately.

Also upon the closing of our Share Exchange with OSL, our board of directors decreased its size from three to two members and appointed Eli Feder and Eric Kotch to fill the vacancies created by the resignation of Anthony Gentile, Kenneth G. Eade and M. Richard Cutler. In addition, our board of directors appointed Eli Feder to serve as our President and Chief Executive Officer and Eric Kotch as our Chief Financial Officer, Treasurer and Secretary, effective immediately at the closing of the Share Exchange with OSL.

As a result of our acquisition of OSL, OSL became our wholly owned subsidiary and we have assumed the business and operations of OSL. On October 17, 2011, we changed our name to OSL Holdings Inc, by filing a Certificate of Amendment to the Articles of Incorporation with the State of Nevada to more accurately reflect our new business operations.

On November 16, 2012, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Company’s Articles of Incorporation to effect a reverse split of the Company’s outstanding shares of Common Stock. As a result of the reverse stock split, every one thousand shares of the common stock of the Company will be combined into one share of common stock. The Company expects to receive approval from FINRA to effect the reverse split and has filed an amendment to its Articles of Incorporation to effect the reverse stock split as of January 2, 2013. Adoption of the reverse stock split, without taking into account the issuance of any additional shares of our common stock, will reduce the shares of common stock outstanding to approximately 117,121 shares of Common Stock (without taking into account adjustments for fractional shares).

Our Strategy

Our comprehensive corporate strategy is to generate attractive economic returns by capitalizing on our unique business model in collecting and transmitting real-time consumer and business data, developing electronic marketplaces within the diversity space as well as our loyalty rewards platform. We are creating a distributed model allowing purchases online, at retail, on mobile phones for B2C, B2B, government, and non-profit/charitable companies. The goal is to become the leading provider of consumer and business sales data, electronic marketplaces and loyalty rewards in the channels we focus in. The key elements of our strategy are:

●
Expand our partner base. We intend to increase our market share by adding new partners with strong brand franchises who are seeking to leverage our real-time sales data, electronic marketplaces or loyalty rewards to generate revenues as well as provide value to their customers or audience. New partners could include companies with major brand names in specialty and full-line retail, consumer products, non-profits

●	Internet and media. We expect to launch a rewards platform and B2B marketplace businesses online when funding permits

●
Promote online/offline brands. We intend to build awareness and drive traffic to our businesses by capitalizing on the brand assets, large marketing databases and retail traffic of our partners. Each of our partners prominently features and promotes its brand and/or URL in its marketing and communications materials. We also plan to continue to selectively use a variety of online and offline marketing strategies to reach prospects, including but not limited to search marketing, direct mail, public relations, email programs and affinity relationships.

We believe this initiative will drive repeat purchases as purchasers become increasingly satisfied with their reward experiences and tools to transact business.

●
Enhance the online transaction experience. We plan to continually enhance and expand our online marketplaces to address the evolving needs of our customers. We plan to invest in technology to maximize the flexibility and speed to market of our website www.officesupplyline.com as well as future websites that will be built. We intend to improve the presentation of our product offerings by taking advantage of the unique characteristics of the internet as a retail/selling medium. Specifically, we plan to develop features that improve the functionality, speed, navigation and ease of use of our websites.

•
Pursue growth by acquisitions or development of new business units. From time to time we will assess strategic development and acquisitions that are aligned with our goal of increasing our partner and customer base and/or expanding our product offerings.

Our strategy for each business unit will be specific to that business unit, vertical or industry segment with the common threads of capturing and transmitting of real-time data, innovative use of technology, revenue scalability and access to deep audience segments. For example, our strategy for OSL’s consumer office products will rely heavily on internet marketing and our strategy for large corporate customers will rely more heavily on relationships and leveraging our cross business unit added value benefits such as rewards, consumer data or supplier data. One example of this added value benefit, which will be one of the common threads between all of our business units, will be the leveraging of our rewards platform.

OSL Data

The OSL Data business will create a bridge between manufacturers/brands, suppliers and consumers to:

●	Service the shopper in a better way by understanding their shopping habits and product needs;
●	Support retailers by providing fact based information for their decision making process;
●	Create product and store loyalty with the consumer by having their favorite products on the shelves; and
●	Develop effective retail execution at these stores.

OSL Data will provide the insights brands and suppliers need to operate more efficiently, service their customers and grow the brands through the use of a pool of data being supplied by a network of data points through point of sale (POS) systems deployed at retail locations currently not using POS.

Our business model is to provide brands, manufacturers and distributors with national, regional and real-time in store basket sales data, access to SKU (stock keeping unit) or PLU (price look up) data in real-time via reporting dashboards, ability to monitor your in-store promotions in real-time, compare PLU sales by category and sub category, access and study sales trends with current and historical data, receive real time alerts on sales and promotions by competitors, export data to excel, comma delimited, or PDF.

Our offering is expected to include three levels of service:

●	First Level. Deliver normalized, real-time via dashboards across markets of full basket sales data.
●	Second Level. Enhanced data combines the real time data with over 1,000 point of data from various sources to make meaningful marketing campaigns and decisions.
●	Third Level. Offers promotional control with the ability to tie national rewards, instant promotions at POS, and follow-up promotional capabilities (SMS, E-mail and Direct Mail).

We are leveraging a POS system that requires very little training and support, is very easy to implement & Cloud based, where merchants/retailers are operational from the moment of installation. The POS includes inventory replenishment & EDI capability with product Dictionary in the system for various retail set-ups.

OSL Diversity

OSL Diversity’s mission is to provide a strategic sourcing and ecommerce portal powered by rewards that facilitates suppliers doing business with other suppliers, corporations and consumers. Our commitment is to bundle our services to benefit Minority/Women Business Enterprise ("M/WBE") to Corporate, M/WBE to M/WBE and overall capacity building. We believe we can grow rewards, ecommerce, strategic sourcing and social tools for the diversity marketplace. The goal is to better position suppliers to secure 1st and 2nd tier business opportunities with corporations and prime vendors, via mentor-protégé relationships and employing appropriate profiling models.

The OSL Diversity marketplace will enable corporations to confidently connect with diverse suppliers. Our goal is to be a leading market maker that creates an environment for commerce that:

●	is easy to use so that members can become proficient quickly;
●	has intuitive interfaces, reports and tools to reduce the learning curve;
●	provides a critical mass of participants so buyers can find the products and services they need, and sellers can locate interested buyers;
●	creates marketplace-to-marketplace interaction to give participants access to a larger or smaller "virtual" marketplace and audience as desired; and
●	is functionality rich enough to perform the range of commerce tasks from searching, sourcing, bidding, dynamic pricing, tracking, auditing and authorization management to catalog management.

OSL Rewards

OSL Rewards is expected to provide businesses with the ability to drive more business by issuing and/or redeeming the reward currency to/from customers when shopping at the retail store, on their mobile phone or online. Funding availability will help determine when we can finalize the development of our rewards technology platform that would initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.

The intent of the reward offering is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem the currency, regardless of the payment method they use when making a purchase (i.e. Visa, Amex, Mastercard, or cash), in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.

The offering would also allow retail merchants and online ecommerce site operators’ access to our membership base for better business efficiency, boosting sales and profitability while giving our partners the ability to offer value to their membership base.

Businesses would not need to make our rewards program the exclusive rewards programs. We will enter into marketing agreements with partners for exclusive and endorsed programs but it is not required. The benefit to the partner for exclusive use of our program is higher revenue sharing on the program. The competitive advantages of our program versus other programs a partner may use would vary based on the program the partner is then running. Advantages of our program are that our program is merchant (retailer) funded versus partner funded, the rewards will be portable from merchant to merchant—rewards earned by spending at one merchant can be redeemed at another merchant, revenue sharing for usage of issued rewards, as well as de minimus cost for the rewards issuer or partner.

One of the advantages for partners is revenue sharing from issuance of rewards when redeemed, as we share a percentage of revenue received from merchants with the issuers of the rewards. The market rates for merchants to redeem our member rewards will vary, but will be a percentage of the amount of discount redeemed; typically less than 20% of the equivalent redemption dollar amount. Additionally, we will also allow merchant partners to pay flat rate advertising fees or CPM’s (cost per thousand of advertised audience) rates for advertising space to increase exposure of their products/services or advertisements to members.

Office Supply Line (OSL)

One of our integral strategies for OSL is to be a virtual distributor, which allows OSL to offer products, starting with office products, that we can offer without acquiring inventory and such related expenses such as warehouses, packers, truckers and return departments. We have chosen to market our products through either established office product companies and through soon to be affinity program relationships. For example, one aspect of our marketing strategy will be to market our product lines by leveraging any and all customer relationships we currently have or will have in the future to obtain additional contacts with whom we will try to establish revenue sharing agreements, advertising relationships, better pricing and more diverse product lines.

While we have identified several strategic relationships and have had discussions with various companies, we have not yet formalized these agreements to date. These potential relationships, if and when formalized, are expected to give us access to millions of sales prospects for office supplies, as well as potential members for our developing rewards platform, which in turn should generate additional revenues for the companies.

Our Products

As a holding company, our business units will offer varied products by each business unit.

OSL Data

OSL Data will offer data at three service levels to customers. The first level is data and reporting. The second level is ability to enhance data and create custom reports, while the third levels adds the ability to create promotions or offers to consumers.

OSL Diversity

OSL Diversity will offer memberships to the marketplace to corporations, suppliers, and advocacy groups. Additionally, we will offer secondary services such as matchmaking, data management, data enhancement, human resource rewards programs, financing, consulting and advertising.

OSL Rewards

OSL Rewards will offer customers a funded and merchant funded loyalty and rewards programs to business customers, as well as create and operate a consumer loyalty and rewards program focused around everyday rewards to the end consumer for BtoC transactions.

Office Supply Line

OSL intends to offer thousands of items from over 1,000 manufacturers. It will provide technology products, traditional office products, office furniture, janitorial and break-room supplies and industrial products. By buying from multiple wholesalers, we can deliver any of these products from one of their strategically located distribution centers providing same or next day delivery to more than 90% of the United States. We have access to a variety of catalogs which represent more than 27,000 different items.

Marketing

General

Our marketing will vary for each business unit but we generally plan to build awareness and drive traffic to our businesses by capitalizing on the brand assets, large marketing databases and transactional traffic of our partners. We also plan to continue to selectively use a variety of online and offline marketing strategies to reach prospects, including but not limited to search marketing, direct mail, public relations, email programs and affinity relationships.

OSL Data

Initially, we will market our OSL Data business through a business development team who will utilize their current relationships to reach out to contacts and present our product offerings to brands, manufacturers and distributors.

OSL Diversity

Initially, we will market our OSL Diversity business through a business development team who will utilize their current relationships to reach out to contacts and present our product offerings to advocacy groups, corporations and suppliers.

OSL Rewards

Initially, we will market our OSL Rewards business through a business development team who will utilize their current relationships to reach out to contacts and present our product offerings to merchants, brands, advocacy groups, and corporations. Once we have secured our merchant and membership partners we will utilize the marketing programs outlined in our marketing section.

Office Supply Line

One of our innovative approaches relates to diversity marketing. Most Fortune 500 companies have supplier diversity programs and publicize how much they spend with diverse suppliers, including minority owned business enterprises (MBE), women owned business enterprises (WBE), suppliers located in Historically Underutilized Business Zones (HUB Zones), and Service Disabled Veteran Owned Small Business Concerns (SDVOSBC). This spending is sometimes termed minority “credits,” or when the federal government requires this spending it is called “minority spend.” Many government contracts require that winning bidders demonstrate that they utilize a certain percentage of certified small business and/or minority businesses. Many large corporations constantly seek new ways to utilize their minority “credits” or “minority spend.” Few office products companies compete for that diversity business effectively, so we will partner with minority owned businesses and create custom marketing programs for their teams to secure and service this diversity business. Additionally, we will use the outlined marketing strategy to secure consumer transactions.

Customers

Each business unit will maintain separate customer bases with the goal of creating agreements to cross promote or refer business relationships and customers. None of our business units currently have any active customers.

Distribution

OSL intends to make use of the infrastructure and logistics offered by its suppliers’ national distribution centers allowing for next day delivery throughout the continental United States. OSL does not have any formal arrangements or agreements with any distributors.

Competition

Each business unit will have specific competitive landscapes as we launch and enter each market. Specifically, OSL have a competitive landscape that includes over 16,000 independent office supply dealers whose gross annual sales vary, running from $1,000,000 or less up to dealers that gross in the hundreds of millions of dollars annually. Additionally, retail competition includes substantial retailers such as Staples and Office Max.

It is our intention to target “business to business” clients as well as the consumer market by implementing our unique reward offering. This approach is typically not consistent with the approach taken by independent office dealers. We believe that by virtue of this approach, we will position ourselves above the typical independent dealer in this competitive environment. Additionally, we plan to operate in a nimble and efficient manner with less management layers and shorter approval timelines for making changes in marketing, product offerings, and pricing as oppose to the major national chains.

Employees

As of December 1, 2012, we have three full time employees.

Intellectual Property

The Company has no intellectual property.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.  Properties

Our principal executive office is located at 60 Dutch Hill Rd., Orangeburg, NY 10962. This office is under a five year lease dated March 1, 2012 with first year rent of $2,000 per month with escalation clauses in subsequent years. The lease is cancellable after 30 months and would incur a three month penalty. The lease relates to an approximate 2,000 square foot office. We believe that our facilities are adequate to meet our current needs but are evaluating the need for additional office space as we expand our business.
Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is traded on The OTCQB under the symbol “OSLH.” As of December 1, 2012, 117,121,248 shares of our common stock were issued and outstanding. Furthermore, we are obligated to issue, as security for a loan default, an aggregate of 650,001 shares of our preferred stock. Each share of preferred stock, when issued, effectively would entitle the holder to 100 votes on all matters submitted to shareholders. The preferred stock will not be listed, traded or quoted on any national securities exchange or over the counter market.

 Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2012
First quarter ended November 30, 2011	$.50	$.07
Second quarter ended February 28, 2012	$.50	$.05
Third quarter ended May 31, 2012	$.11	$.04
Fourth quarter ended August 31, 2012	$.05	$.01

Fiscal Year 2011
First quarter ended November 30, 2010	$.40	$.12
Second quarter ended February 28, 2011*	$38.00	$.10
Third quarter ended May 31, 2011	$.35	$.10
Fourth quarter ended August 31, 2011	$.15	$.10

*There was one day during the second quarter of fiscal 2011 that the Company’s stock price was $38.00. Every other day during the second quarter the price was under $0.50.

Holders

As of December 1, 2012, there were approximately 75 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OSL Holdings Inc. intends to develop or acquire business units with the purpose of collecting and transmitting real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels. Our business plan includes the following components:

●	We plan to sell data to major consumer brands for designated markets, such as urban retail, convenient and/or liquor stores.
●	We plan to facilitate developing electronic marketplaces with real time buy-side and sell side capabilities for multiple private & public markets.
●
We plan to operate a real-time loyalty rewards platform that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions.

The Company plans on leveraging these lines of business to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so that each venture can scale revenues and their respective offerings to their specific market(s) or across markets. When the Company has sufficient financial resources, of which it can give no assurance, it plans on bringing onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of entering our other lines of business. Currently, these lines of business are purely our aspirations.

Collectivity these business units are expected to create a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and “brick and mortar” stores) and consumer’s audiences to accelerate commerce and value. The goal is to take advantage of these cross platform (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2C”), business to consumer (“B2B”), and public sectors (such as local, state and federal governments) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to August 31, 2012. It also has a working capital deficit and stockholders’ deficit of $1,841,938 at August 31, 2012. We have less than $1,000 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2013 to remain in business, of which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain its existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated future revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Recent Developments

Share Exchange with OSL

On October 10, 2011, we completed a share exchange with OSL whereby OSL exchanged all of the issued and outstanding equity interests of OSL in exchange for 50,000,000  shares of our common stock, par value $0.001 per share. As a result of the Share Exchange, OSL became our wholly owned subsidiary.

As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130,000  shares in exchange for $10,000 and a Secured Promissory Note of OSL in the principal amount of $240,000 (the "Crisnic Note"). Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Promissory note is non-interest bearing. The Crisnic Note is secured by 650,001 shares of Series A Preferred Stock (the "Preferred Shares") of the Company. Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Crisnic Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Crisnic Note and the Company is obligated to issue the 650,001 Preferred Shares to Crisnic.

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

On April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS as required by the rules of the Securities and Exchange Commission and was therefore actively seeking to divest its ownership in CDS. The unrelated CDS shareholders returned $20,000 in cash advanced to CDS and 500,000 shares of OSLH previously issued to CDS employee Ken Scarpa have been returned. On June 5, 2012, United Stationers cancelled the personal guarantee of OSL, Eric Kotch and Eli Feder. For financial reporting purposes at August 31, 2012, the Company has determined that it never had effective control of CDS, and the costs of the acquisition totaling $27,297, comprising the issuance of its common shares (aggregate value of $20,000) and cash advances of $7,297 made to CDS, have been reflected as a cost of abandoned acquisition on the accompanying statement of operations for the twelve months ended August 31, 2012.

Existing Indebtedness

Emerald

Pursuant to an agreement dated September 19, 2011, by and between Emerald and the Exchange LLC (“Exchange LLC”), Emerald assigned the Senior Secured Convertible Note and the Additional Debt to the Exchange LLC. On October 12, 2011, the Company and the Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Secured Convertible Note and Additional Debt. Pursuant to the Amendment, the Additional Debt was forgiven by the Exchange LLC and the maturity date of the Senior Secured Convertible Note was extended to October 5, 2012. In consideration of the forgiveness by the Exchange LLC of the Additional Debt and extending the maturity date of the Senior Secured Convertible Note to October 5, 2012, the Company agreed to amend the conversion price of the Senior Secured Convertible Note to $0.001. Any conversion of debt owed to the Exchange LLC under the Senior Secured Convertible Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due by the maturity date. The Company entered into amendment number 2 to the note on December 12, 2012, pursuant to which the maturity date was extended to October 5, 2013, and further provided that the conversion of the note shall not be affected by any reverse split of the Company’s common stock. There is no material relationship between the Company or its affiliates and the Exchange LLC.

Asher Enterprises

During the period November 15, 2011 to July 17, 2012, the Company issued four unsecured Convertible Notes (the “Convertible Notes”) to Asher Enterprises (“Asher”) in the aggregate amount of $150,500. The Convertible Notes are each due after one year from the date thereof and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Convertible Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid. At any time or times after 180 days from the date of the Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

Each of the Convertible Notes include an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Convertible Notes is not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance.

During the twelve months ended August 31, 2012, the Company issued a total of 5,355,004 shares of common stock at an average conversion price of $0.007 or $39,000 as partial repayment to the Convertible Notes. Upon conversion, the Company recognized a beneficial conversion cost of $69,101 related to the difference between the conversion price and the market price of the stock at the date of conversion. As of August 31, 2012, the total remaining balance outstanding to Asher is $116,600, including accrued interest of $5,100.

On November 8, 2012, the Company entered into a Securities Purchase Agreement dated as of October 19, 2012, with Asher, pursuant to which Asher purchased, and the Company issued, a convertible promissory note issued by the Company as of the same date in the principal amount of $22,500 (the “November 2012 Note”) with a maturity date of July 23, 2013. The interest rate of the Note is 8% per annum through the maturity date. The November 2012 Note is convertible into shares of the Company’s common stock (up to an amount that would result in Asher holding no more than 4.99% of the outstanding shares of common stock of the Company, subject to waiver by Asher) at any time beginning on the date that is 180 days following the date of the November 2012 Note and ending on the maturity date, valued at an agreed discount to market not to fall below a 59% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten days immediately preceding a conversion date, subject to certain exceptions described in the November 2012 Note. In the event the Company fails to deliver to Asher the common stock issuable upon conversion, the Company shall be required to pay to Asher $1,000 per day for each day beyond the due date until the Company so delivers the common stock (the “Conversion Penalty”). Furthermore, upon the occurrence and during the continuation of a “Conversion Default” (as defined in the November 2012 Note), the November 2012 Note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations under the November 2012 Note, an amount equal to the Default Sum (as defined below), multiplied by 2. In the event the Company shall default in the payment of the November 2012 Note, the interest rate shall be increased to 22% per annum. Furthermore, upon the occurrence and during the continuation of any event of default with respect to failure to pay principal or interest when due at the maturity date, the November 2012 Note shall become immediately due and payable and the Company shall pay to Asher, in full satisfaction of its obligations under the November 2012 Note, an amount equal to the Default Sum. “Default Sum” is defined as (a) the then outstanding principal amount of the November 2012 Note to the date of payment, plus (b) the accrued and unpaid interest on the unpaid principal amount of the November 2012 Note to the date of payment plus (c) default interest, if any, on the amounts referred to in clauses (a) and (b) plus (d) any amounts owed to Asher pursuant to the Conversion Penalty.

Besides the Notes disclosed here, there is no material relationship between the Company or its affiliates and Asher.

Panache Capital, LLC

During the period March 5, 2012 to April 26, 2012, the Company issued four convertible promissory notes (the "Panache Notes") to Panache Capital, LLC (the "Payee") for an aggregate amount of $250,000, with 10% annum interest. The Panache Notes are each due after one year from the date thereof. All past-due principal of the Panache Notes shall bear interest at 15%. There is a 25% prepayment fee. The Payee has the right to convert the Panache Notes, in its entirety or in part, into common stock of the Company. The conversion price is based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. The Company determined the initial fair value of the beneficial conversion feature was approximately $83,333 and was recorded by the Company as a loan discount, which is being amortized as interest expense over the life of the Panache Notes. As of August 31, 2012, the unamortized balance of the Panache Notes discount was $47,861.

As of August 31, 2012, the total remaining balance outstanding to the Payee is $260,600, including accrued interest of $10,600.

On September 21, 2012, the Company issued a convertible promissory note to the Payee for the principal amount of $30,000, with a maturity date of September 21, 2013. The interest rate of the note is 10% per annum through the maturity date. The note is convertible into shares of the Company’s common stock at any time and from time to time, valued at an agreed discount to market not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten days immediately preceding a conversion date. In the event the Company fails to deliver to the Payee the common stock issuable upon conversion, the Company shall be required to pay to the Payee $2,000 per day for each day beyond the due date until the Company so delivers the common stock (the “Conversion Penalty”). In the event the Company shall default in the payment of the note, the interest rate shall be increased to 15% per annum. Furthermore, upon the occurrence and during the continuation of any event of default with respect to failure to pay principal or interest when due at the maturity date, the note shall become immediately due and payable and the Company shall pay to the Payee, in full satisfaction of its obligations under the note, an amount equal to the Default Sum. “Default Sum” is defined as (a) the then outstanding principal amount of the note to the date of payment, plus (b) the accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (c) default interest, if any, on the amounts referred to in clauses (a) and (b) plus (d) any amounts owed to the Payee pursuant to the Conversion Penalty.

On September 21, 2012, the Company entered into an amendment agreement (the “Amendment”) with the Payee, which amends the Panache Notes. Pursuant to the Amendment, the Company shall have the option, for 90 days after September 21, 2012 (the “Outside Date”), to redeem the Panache Notes for 100% of their outstanding principal and interest. Additionally, the Payee shall not, until the Outside Date and absent an event of default, convert any of the Panache Notes into Company common stock. Each of the Panache Notes were further amended to permit the Payee to convert the Panache Notes valued at a price not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company common stock during the ten trading days immediately preceding a conversion date.

Besides the aforementioned notes, there is no material relationship between the Company or its affiliates and the Payee.

Continental Equities, LLC

On February 20, 2012, the Company issued a $67,365 unsecured promissory note (the “Profectus Note”) to Profectus, LLC (“Profectus”). The Profectus Note is due on demand bearing interest at 8% per annum where interest accrues. On August 13, 2012, Profectus transferred and assigned the Profectus Note to Continental Equities, LLC (“Continental”). Pursuant to the terms of such transfer and assignment, the Company canceled the Profectus Note and issued a new convertible promissory note to Continental in the principal amount of $67,000 (the “New Note”) with a maturity date of June 30, 2013. The interest rate of the New Note is 8% per annum through the maturity date. The New Note is convertible into shares of the Company’s common stock commencing on a date that is 30 days after the issue date of the New Note, at a price equal to the average of the lowest two intraday trading prices for the common stock during the five trading days period ending one trading day prior to the date the conversion notice is sent by Continental to the Company. The New Note is subject to customary anti-dilution and default provisions. In the event the Company shall default in the payment of the New Note, the interest rate shall be increased to 18% per annum.

As of August 31, 2012, the total remaining balance outstanding to Continental is $67,465, including accrued interest of $465.

Besides the Profectus Note and the New Note, there is no material relationship between the Company or its affiliates and Continental or Profectus.

Results of Operations

Comparison of the Twelve Months Ended August 31, 2012 and from September 16, 2010 (inception) to August 31, 2011

Revenue

The Company had no revenues for the twelve months ended August 31, 2012 and from September 16, 2010 (inception) to August 31, 2011, respectively.

General and Administrative

General and administrative expenses were $1,424,793 for the twelve months ended August 31, 2012 as compared to $200,454 from September 16, 2010 (inception) to August 31, 2011. The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement. Expenses during the twelve months ended August 31, 2012 consisted primarily of professional service expenses and compensation expense. Expenses from inception to August 31, 2011 consisted of primarily of bank fees.

Loss on Impairment of Software Development Costs

During the twelve months ended August 31, 2012, the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800. No similar expense existed from September 16, 2010 (inception) to August 31, 2011.

Cost of Reverse Merger

The cost of the Share Exchange was $647,880 for the twelve months ended August 31, 2012 as compared to $0 from September 16, 2010 (inception) to August 31, 2011, as a result of the Company assuming certain obligations totaling $647,880.

Cost of Rescinded Acquisition

Loss on acquisition was $27,297 for the twelve months ended August 31, 2012 as compared to $0 from September 16, 2011 (inception) to August 31, 2012. On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS. During the twelve months ended August 31, 2012, the Company incurred approximately $27,297 in expenses related to the acquisition. No similar expense existed in the prior year.

Interest Expense

Interest expense was $178,511 for the twelve months ended August 31, 2012 as compared to $0 from September 16, 2010 (inception) to August 31, 2011. The increase in expenses was related to amortization of note discount amounting to $69,810 and $10,000 paid as part of a share cancellation agreement as discussed in Note 8 of the attached consolidated financial statements. Additionally, the Company recorded an expense of $69,101, which reflects the difference between the debt conversion price used and the market value on date of conversion. No similar activity existed in the same period of the prior year.

Cost of Offering

Private placement costs of $145,510 were incurred relating to the issuance of certain of our convertible notes during the twelve months ended August 31, 2012, as compared to $0 from September 16, 2010 (inception) to August 31, 2011.

Change in derivative liability

During the twelve months ended August 31, 2012, we incurred non-cash costs of $258,510 relating to a derivative liability created upon issuance of certain of our convertible notes. During 2012, this derivative liability was reduced by $7,540. This change in derivative liability is a non-cash benefit reported on the statements of operations.

Liquidity and Capital Resources

The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to August 31, 2012. It also has a working capital deficit and stockholders’ deficit of $1,841,938 at August 31, 2012. We have less than $1,000 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2013 to remain in business, of which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

As of August 31, 2012 we had $202 in cash and a working capital deficiency of $1,841,938. A substantial amount of cash will be required in order to continue operations over the next twelve months. Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital. We expect to obtain additional capital in order to execute our business plan, but can give no assurances of success. We are looking to raise up to $500,000 through private placements in the next several months. Our business plan involves adding qualified executives and rolling out various business units. We believe, but can give no assurances, that we will enter into agreements with customers and partners to generate revenue before additional financing is required.

Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Crisnic Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Crisnic Note and the Company is obligated to issue the 650,001 shares of Preferred Stock to Crisnic as of December 1, 2012. In addition to the Crisnic Note, the Company has $479,442 of indebtedness with various terms of repayment through August 31, 2013. We can give no assurance that we will generate revenues, if at all, in order to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Cash used in operating activities was $(511,029) and ($25,361) for the twelve months ended August 31, 2012 and from September 16, 2010 (inception) to August 31, 2011, respectively. Cash was primarily used to fund our net losses from operations.

Cash provided from financing activities was $510,084 and $26,508 for the twelve month months ended August 31, 2012 and from September 16, 2010 (inception) to August 31, 2011, respectively. During the twelve months ended August 31, 2012, we received cash of $467,865 from the issuance of promissory notes and we received $105,000 in cash related to common shares to be issued. The Company used $73,000 as repayment of debt. The Company also received $10,219 of operating loans from related parties.

We believe our current working capital position together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.

In addition to the anticipated $125,000 per month necessary to cover our operating expenses, we anticipate additional annual website and technology development costs of between $300,000 and $500,000. We have been and expect to continue to fund these activities with debt and equity financing.

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

Off Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

Our Financial Statements are annexed to this Report as pages F-2 through F-18. An index to such materials appears on page F-1.

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

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends to hire the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Eli Feder	56	Chief Executive Officer and Chairman of the Board
Eric Kotch	53	Chief Financial Officer, Treasurer, Secretary and Director
Robert Rothenberg	42	President

Eli Feder has been our Chief Executive Officer, and Director of the Company since October 2011 and our president from October 2011 through January 2012. He was the founder of Infinity Network and served as its Chairman from September 2006 through May 2008. Eli has launched several successful companies in the food service and marketing industries. His experiences include founding Quality Care, a nursing staffing firm startup, that now employs 1,500 people in the New York Metropolitan Area and participating successfully in the development of several food products that have been commercialized (e.g., a peanut butter and jelly cookie was conceived and sold to Smuckers). Eli served as Director of Business Development for Splitstream Technologies in 2002 and 2003; the underlying technology that powered Countonme, a registered card program. He has since acquired the technology for use by Infinity Network. Eli was named one of the “Top 40 Businessmen Under 40” by Entrepreneur Magazine in 1989.

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

Robert Rothenberg has been our President since January 2012. Mr. Rothenberg has over 20 years of marketing and operational experience. He transitions out of LSF Interactive, a global digital marketing agency, where he was Managing Director of their U.S. operations. Over the past 18 months he helped LSF navigate three acquisitions, while strengthening their US operations and client roster, gaining momentum and turning it profitable. He helped lead gross revenues this past year to grow significantly & gross profits jumped to two times the rate of gross revenues, while also producing five times that rate of increased direct contribution by expanding profitable engagements with Fortune 1000 companies. Prior to his decade in the internet advertising space, he served as Vice President of Marketing & Business Development at GSI Commerce, helping clients such as JP Morgan Chase, the NFL, L'Oreal, Core Logic, Morgan Stanley (Discover Card), Career Education Corporation, Penske and Warnaco Brands (Speedo, CKU and CK Jeans). As one of the first employees hired after the formation of the company, Mr. Rothenberg helped launch GSI Commerce and grow the foundation of the business that became an e-commerce powerhouse that was recently acquired by eBay for an announced $2.4 billion. Prior to his work for GSI, Mr. Rothenberg worked for the National Basketball Association (NBA) where he launched and managed NBA Properties Direct to Consumer (DTC) business initiatives which included printed catalogues, e-commerce websites, projects for their retail store on 5th Avenue and a database partnership with Sport Illustrated.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the fiscal year ended August 31, 2012, except that Robert Rothenberg was not timely in filing his initial statement of beneficial ownership on Form 3 when appointed as president of the Company.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 11.  Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to our executive officers listed below, for all services rendered in all capacities to us in fiscal 2012 and 2011. On October 10, 2011, we were acquired by OSL through a share exchange transaction and, in connection with that transaction, Mr. Feder was appointed as our President and Chief Executive Officer and Mr. Kotch was appointed as our Chief Financial Officer, Secretary and Treasurer. Mr. Rothenberg replaced Mr. Feder as our president in January 2012.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for the year ended August 31, 2012 and 2011.

Name and Principal Position	Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Eli Feder (1)	2012	$145,500	$25,000	$0	$170,500
Chief Executive Officer and Chairman	2011	$0	$0	$0	$0

Eric Kotch (2)	2012	$145,500	$25,000	$0	$170,500
Chief Financial Officer, Treasurer, Secretary and Director	2011	$0	$0	$0	$0

Robert Rothenberg (3) President	2012	$200,000	$0	$96,250	$296,250
 __________
(1)
For the year ended August 31, 2012, Mr. Feder received $15,500 in cash. Mr. Feder also received 2,833,333 shares of common stock, in lieu of cash compensation owed valued at $85,000. The shares were issued at an average market price of $0.03 per share. The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets.

(2)
For the year ended August 31, 2012, Mr. Kotch received $15,500 in cash. Mr. Kotch also received 2,833,333 shares of common stock, in lieu of cash compensation owed valued at $85,000. The shares were issued at an average market price of $0.03 per share.  The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets.

(3)
For the year ended August 31, 2012, Mr. Rothenberg received $20,000 in cash. Mr. Rothenberg also received 2,374,996 shares of common stock of which 708,330 shares, valued at $96,250, were issued per his employment agreement dated January 17, 2012. Additionally, 1,666,666 shares, valued at $50,000, were issued in lieu of cash compensation owed. The shares were issued at an average market price of $0.03 per share.  The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2012.

Employment Agreements

Eli Feder

There is no written employment contract with Mr. Feder. The Company and Mr. Feder have a verbal agreement in which Mr. Feder is to receive $5,000 per month in base compensation. Mr. Feder is also eligible for discretionary bonuses. The Company expects to renegotiate a new employment contract with Mr. Feder which would likely contain substantial stock awards to offset current unpaid and deferred cash compensation and for prior stock awards that are currently under current market prices.

Eric Kotch

There is no written employment contract with Mr. Kotch. The Company and Mr. Kotch have a verbal agreement in which Mr. Kotch is to receive $5,000 per month in base compensation. Mr. Kotch is also eligible for discretionary bonuses. The Company expects to renegotiate a new employment contract with Mr. Kotch which would likely contain substantial stock awards to offset current unpaid and deferred cash compensation and for prior stock awards that are currently under current market prices.

Robert Rothenberg

Pursuant to the Employment Agreement dated January 17, 2012, Mr. Rothenberg is entitled to an annual base salary of $240,000 and 500,000 shares of the Company’s common stock and an additional 41,666 shares of the Company’s common stock per month, with an annual bonus of up towards $100,000 as well as customary benefits including health benefits. Mr. Rothenberg was entitled to  receive a signing bonus of $50,000 for consulting work done for the Company prior to his hire, as well as, 500,000 shares of stock.  The 500,000 shares of stock have been issued while the $50,000 signing bonus has not been paid as of December 1, 2012.

The Employment Agreement provides for a two year term, and is automatically extended for one year periods unless terminated by either party not less than 90 days prior to the end of the term. The Company can terminate the agreement at any point for cause, as defined in the Employment Agreement, and without cause. If termination is without cause, Mr. Rothenberg is entitled to accrued salary plus six months’ severance pay. The Employment Agreement also contains a six month non-compete clause should Mr. Rothenberg’s employment with the Company end. The Company expects to renegotiate a new employment with Mr. Rothenberg which would likely contain substantial stock awards to offset current unpaid and deferred cash compensation and for prior stock awards that are currently under current market prices.

Compensation of Directors

The Company’s directors received no compensation as such.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 1, 2012 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
Crisnic Fund, S.A. Conhotel Office Center Office 5 Sabana San Jose, Costa Rica	-	-	650,001	(2)	100%
ARMK LLC (3)	21,575,000	18.42%
Eric Kotch (3) 60 Dutch Hill Rd, Suite 15 Orangeburg, NY 10963	3,723,833	3.18%	-		-
Eli Feder 60 Dutch Hill Rd, Suite 15 Orangeburg, NY 10963	21,430,833	28.30%	-		-
Robert Rothenberg	2,524,990	2.16%
All directors and executive officers as a group (3 people)	49,254,656	42.05%	-		-

(1)
Based on 117,121,248 shares of common stock issued and outstanding as of December 1, 2012. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
We agreed, as security for a loan, to issue an aggregate of 650,001 shares of our preferred stock, pending repayment in full of such loan by December 1, 2012. The Company recently received a written notice of default in accordance with the terms of the loan and is obligated to issue the 650,001 shares of Preferred Stock to Crisnic. Each share of preferred stock effectively would entitle the holder to 100 votes on all matters submitted to shareholders. The preferred stock would also convert into our common stock on a 100:1 basis upon certain circumstances. As of the filing of this Annual Report, the 650,001 Preferred Shares have not been issued.

(3)	Mr. Kotch personally owns 3,723,833 shares and through his wife, Andrea Kotch, is the beneficial owner of the 21,575,000 shares owned by ARMK, LLC.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Company has received funding from certain related parties to help fund the operating needs of the Company. The balance outstanding as of August 31, 2012 and August 31, 2011 was $14,727 and $4,508, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
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

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal years ended August 31, 2012 and 2011, we were billed approximately $28,145 and $2,500, respectively, for professional services rendered for the audit and review of our consolidated financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended August 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended August 31, 2012 and 2011, we were billed $0 and $9,000, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2012 and 2011.

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X.

PART IV

Item15.  Exhibits, Financial Statement Schedules

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.3	Certificates of Amendment to Articles of Incorporation and Certificate of Designation	Filed herewith

10.1	Convertible Note dated January 20, 2012 with Asher Enterprises	Filed herewith

10.2	Convertible Note dated June 15, 2012 with Asher Enterprises	Filed herewith

10.3	Convertible Note dated July 17, 2012 with Asher Enterprises	Filed herewith

10.4	Convertible Note dated November 8, 2012 with Asher Enterprises	Incorporated by reference to Form 8-K filed on November 14, 2012

10.5	Convertible Note dated March 5, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on March 15, 2012

10.6	Convertible Note dated April 10, 2012 with Panache Capital	Filed herewith

10.7	Convertible Note dated April 18, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on April 20, 2012

10.8	Convertible Note dated April 26, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on May 1, 2012

10.9	Amendment to Convertible Notes dated September 21, 2012 with Panache Capital	Filed herewith

10.10	Convertible Note dated August 13, 2012 with Continental Equities	Incorporated by reference to Form 8-K filed on September 25, 2012

10.11	Note dated October 10, 2011 with Crisnic Fund	Filed herewith

10.12	Stock Purchase Agreement with Asher Enterprises dated November 8, 2012	Incorporated by reference to Form 8-K filed on November 14, 2012

10.13	Office Lease Agreement	Filed herewith

10.14*	Employment Agreement dated January 17, 2012 with Robert Rothenberg	Filed herewith

10.15	Senior Secured Convertible Note dated December 28, 2008 with The Exchange LLC (as assignee of Emerald Asset Advisors, LLC)	Filed herewith

10.16	Amendment No. 1 to Senior Secured Convertible Note dated as of October 12, 2011 with The Exchange LLC	Filed herewith

10.17	Amendment No. 2 to Senior Secured Convertible Note dated as of December 4, 2012 with The Exchange LLC	Filed herewith

14	Code of Ethics	Incorporated by reference to Form 10-K/A filed on December 17, 2008

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101
Materials from the OSL Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Deficit, (iv) Consolidated Statement of Cash Flows and (v) related Notes to the Financial Statements.
Filed herewith
 __________
* Management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf to the undersigned, thereunto duly authorized.

Dated: December 14, 2012

OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 14th day of December 2012, by the following persons on behalf of the registrant in the capacities indicated:

/s/ Eli Feder	Chairman of the Board and Chief Executive Officer
Eli Feder

/s/ Eric Kotch	Director, Chief Financial Officer, Treasurer and Secretary
Eric Kotch

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OSL Holdings, Inc. and Subsidiaries.

We have audited the consolidated balance sheets of OSL Holdings, Inc. and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended August 31, 2012 and for the periods from September 16, 2010 (inception) to August 31, 2012 and 2011, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSL Holdings, Inc. and Subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended August 31, 2012 and for the periods from September 16, 2010 (inception) to August 31, 2012 and 2011, respectively,, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
December 13, 2012

OSL HOLDINGS INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of August 31,	As of August 31,
	2012	2011

Assets
Current assets:
Cash	$202	$1,147
Prepaid and other assets	2,000	12,500
Total current assets	2,202	13,647

Website development costs	-	185,800
Total assets	$2,202	$199,447

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$659,001	$301,393
Accrued officers compensation	270,000	-
Advances from related parties	14,727	4,508
Senior secured convertible note, including accrued interest of $51,300	135,300	-
Secured promissory note	170,000	-
Convertible notes, including accrued interest of $18,800	318,142	-
Promissory notes, including accrued interest of $2,000	26,000	24,000
Derivative liability	250,970	-
Total current liabilities	1,844,140	329,901

Stockholders’ deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.001 par value; 120,000,000 shares authorized; 86,694,333 and 50,000,000 shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	86,694	50,000
Additional paid-in capital	771,990	20,000
Common shares issuable (1,624,998 shares)	102,083	-
Deficit accumulated during the development stage	(2,802,705)	(200,454)
Total stockholders’ deficit	(1,841,938)	(130,454)
Total liabilities and stockholders’ deficit	$2,202	$199,447

See accompanying notes to the consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31, 2012	September 16, 2010 (Inception) to August 31, 2011	September 16, 2010 (Inception) to August 31, 2012

Revenues	$-	$-	$-
Operating expenses:
General and administrative expenses	1,424,793	200,454	1,625,247
Impairment of website development	185,800	-	185,800
Operating loss	(1,610,593)	(200,454)	(1,811,047)
Other:
Reverse merger costs	(647,880)	-	(647,880)
Costs of rescinded acquisition	(27,297)	-	(27,297)
Interest expense	(178,511)	-	(178,511)
Cost of offering	(145,510)	-	(145,510)
Change in value of derivative liability	7,540	-	7,540
Other expense, net	(991,658)	-	(991,658)
Net loss	$(2,602,251)	$(200,454)	$(2,802,705)
Net loss per common share
Net loss per common share – basic and diluted	$(0.04)	$(0.00)
Weighted average common shares outstanding – basic and diluted	66,796,315	50,000,000

See accompanying notes to the consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 16, 2010 (INCEPTION) TO AUGUST 31, 2012

	Preferred Stock			Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount		Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, September 16, 2010 (Inception)	-	$-		-	$-	$-	$-	$-	$-

Common shares issued for cash received				2,000,000	2,000	20,000			22,000

Stock based compensation expense				48,000,000	48,000				48,000

Net loss								(200,454)	(200,454)
Balance, August 31, 2011	-	$-		50,000,000	$50,000	$20,000	$-	$(200,454)	$(130,454)

Shares issued upon Reverse acquisition	-	-		1,068,255	1,068	(1,068)		-	-

Fair value of stock issued upon rescinded acquisition	-	-		400,000	400	19,600		-	20,000

Shares issued to employees for services provided				8,041,662	8,042	308,208			316,250

Fair value of stock issued for outside services received	-		-	5,800,000	5,800	234,200		-	240,000

Common stock issued for cash				29,412	29	4,971			5,000

Common stock to be issued							100,000		100,000

Common stock to be issued for employee compensation							2,083		2,083

Shares issued upon conversion of Convertible Notes	-	-		21,355,004	21,355	102,746	-	-	124,101

Fair value of beneficial conversion feature of Convertible Notes	-	-		-	-	83,333	-		83,333

Net loss	-	-		-	-	-	-	(2,602,251)	(2,602,251)

Balance, August 31, 2012	-	$-		86,694,333	$86,694	$771,990	$102,083	$(2,802,705)	$(1,841,938)

See accompanying notes to the consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended August 31, 2012	September 16, 2010 (Inception) to August 31, 2011		September 16, 2010 (Inception) to August 31, 2012
Cash flows from operating activities:
Net loss:	$(2,602,251)		$(200,454)		$(2,802,705)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	647,880		-		647,880
Impairment of website development costs	185,800				185,800
Fair value of stock issued upon rescinded acquisition	20,000		-		20,000
Fair value of stock issued for services	240,000		-		240,000
Stock issued to employees for compensation and services	98,333		48,000		146,333
Cost of offering	145,510		-		145,510
Change in fair value of derivative liability	(7,540)		-		(7,540)
Amortization of note discount	69,810		-		69,810
Accrued interest	29,600		-		29,600
Non cash interest expense on note conversions	69,101		-		69,101
(Increase) decrease in:
Prepaid and other assets	10,500		-		10,500
Accrued compensation	490,000		-		490,000
Accounts payable and accrued liabilities	92,228		127,093		219,320
Net cash used in operating activities	(511,029)		(25,361)		(536,390)

Cash flows from financing activities:
Advances from related parties	10,219		4,508		14,727
Payment of senior secured convertible note	(70,000)		-		(70,000)
Payment of promissory note	(3,000)		-		(3,000)
Cash received on issuance of convertible promissory notes	400,500		-		400,500
Cash received on issuance of a promissory note	67,365		-		67,365
Cash received on shares to be issued	100,000		-		100,000
Cash received on issuance of common stock	5,000		22,000		27,000
Net cash provided by financing activities	510,084		26,508		536,592

Change in cash:
Net (decrease) increase	(945)		1,147		202
Balance at beginning of period	1,147		-		-
Balance at end of period	$202		$1,147		$202
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-		$-	$
Interest	$-		$-	$

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$16,000		$-		$16,000
Fair value of common shares issued upon conversion of convertible notes	$39,000	$			$39,000
Accounts payable assumed on reverse acquisition	$265,380		$-		$265,380
Acquisition of website for accounts payable	$-		$185,800		$185,800
Promissory notes assumed on reverse acquisition	$142,500		$-		$142,500
Issuance of note payable on reverse merger	$240,000		$-		$240,000
Fair value of common shares issued upon conversion of accrued compensation	$220,000		$-		$220,000
Fair value of beneficial conversion feature of convertible notes	$358,333	$			$358,333

See accompanying notes to the consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED AUGUST 31, 2012 AND FROM INCEPTION (SEPTEMBER 16, 2010)
TO AUGUST 31, 2011

Note 1- Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

OSL Holdings, Inc. (the “Company”) was incorporated under the name Red Rock Pictures, Inc. on August 18, 2006 under the laws of the State of Nevada and was engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials. On June 6, 2008, the Company entered into a stock for stock exchange agreement with Studio Store Direct, Inc. (“SSD”). Pursuant to the stock for stock exchange agreement, the Company acquired 100% of the assets of SSD by issuing 11,000 restricted common shares in exchange for all the issued and outstanding shares of SSD. With the addition of SSD, the Company also operated as a traditional infomercial production and distribution company.

On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130,000 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the "Promissory Note"). As security for the repayment of the Promissory Note, the Company agreed to issue into escrow 650,001 shares of Series A Preferred Stock (the "Preferred Shares"), to have been released based on the escrow and default terms of the Promissory Note. The Company recently discovered that the Preferred Shares were never issued. Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Promissory Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Promissory Note and the Company is obligated to issue the 650,001 Preferred Shares to Crisnic. The Preferred Shares have 100:1 voting rights.

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the "Asset Assignment Agreement") by and among Reno Rolle ("Rolle"), Todd Wiseman ("Wiseman"), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (143,809 shares that had not yet been issued) and Wiseman (5 million shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct.

For financial statement reporting purposes, the Share Exchange was treated as a reverse acquisition, with OSL deemed the accounting acquirer and the Company deemed the legal acquirer. These financial statements reflect the historical activity of OSL, and the historical stockholders’ equity of OSL has been retroactively restated for the equivalent number of shares received in the Share Exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Share Exchange, OSL is deemed to have issued an additional 1,068 shares of common stock to its stockholders existing prior to the Share Exchange. Reverse merger costs of approximately $649,000 include net liabilities of $408,000 assumed upon the reverse merger and the $250,000 cost of the Share Cancellation Agreement.

On October 17, 2011, the Company changed its name to OSL Holdings Inc., and became a holding company for its operating subsidiaries.

On November 16, 2012, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Company’s Articles of Incorporation to effect a reverse split of the Company’s outstanding shares of Common Stock. As a result of the reverse stock split, every one thousand shares of the common stock of the Company will be combined into one share of common stock. The Company expects to receive approval from FINRA to effect the reverse split and has filed an amendment to its Articles of Incorporation to effect the reverse stock split as of January 2, 2013. Adoption of the reverse stock split, without taking into account the issuance of any additional shares of our common stock, will reduce the shares of common stock outstanding to approximately 117,121 shares of Common Stock (without taking into account adjustments for fractional shares).  All share and per share amounts will be retroactively adjusted for the reverse split in the Company’s financial statements when the reverse split become effective.

On December 4, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares available for issuance from 120,000,000 to 450,000,000.

Note 2 – Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital and stockholders’ deficiencies that raise substantial doubt as to its ability to continue as a going concern. The Company has less than $1,000 cash on hand which will is not sufficient to fund ongoing operations. The Company expects a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2013 to remain in business, of which we can give no assurance of success. In addition, the Company is currently in default on its Senior Secured Convertible note and Secured Promissory Notes.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company has no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, it will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement its current or planned business and may make such acquisitions and/or investments in the future. The Company will require additional capital, either through debt or private placements, in order to execute its business plan to finance any such acquisitions and/or investments. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. In May 2012, the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800 categorized as “Loss on Impairment of Website Development Costs” in the Consolidated Statement of Operations for the year ended August 31, 2012. Prior to this charge, no amortization was recorded and the website was in development and was not  yet placed into service.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of August 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$250,970	$250,970

Vendor Concentration

As of August 31, 2012 and August 31, 2011, one vendor represented 32% and 70% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no dilutive financial instruments as of August 31, 2012 or August 31, 2011.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 1,068,225 shares issued to the legal acquirer are included in the weighted average share calculation from October 10, 2011, the date of the exchange agreement.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.  The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.  The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black Scholes Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) , allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

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

Pursuant to the terms of the Agreement, all the departing shareholders of CDS (the “Departing Shareholders”) cancelled their shares of CDS. In consideration for the cancelation of shares, CDS indemnified and relieved the Departing Shareholders from any liabilities incurred by CDS. Additionally, OSL requested that United Stationers Inc. (“United Stationers”), a supplier of CDS, release all Departing Shareholders from any liability and OSL and CDS indemnify all Departing Shareholders until such release is obtained. United Stationers also requested that each of Eric Kotch, the Company’s CFO, Eli Feder, the Company’s President and CEO, and OSL, guarantee the debt owed by CDS to United Stationers (the “Guarantee”).

On April 5, 2012, the Company announced that it was unable to complete a two year audit (the “Audit”) of CDS as required by the rules of the SEC and was therefore actively seeking to divest its ownership in CDS. The unrelated CDS shareholders returned $20,000 in cash advanced to CDS and 500 shares of OSLH previously issued to CDS employee Ken Scarpa had been returned. On June 5, 2012, United Stationers cancelled the personal guarantee of OSL, Eric Kotch and Eli Feder. For financial reporting purposes at August 31, 2012, the Company has determined that it never had effective control of the CDS, and the costs of the acquisition totaling $27,297, comprising the issuance of 400,000 shares of its common shares at $0.05 per share (aggregate value of $20,000) and cash advances of $7,297 made to CDS, have been reflected as a cost of abandoned acquisition on the accompanying statement of operations for the twelve months ended August 31, 2012.

Note 5 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company. The balance outstanding as of August 31, 2012 and August 31, 2011 was $14,727 and $4,508, respectively. The loans are non-interest bearing, unsecured and due on demand.

Note 6 – Senior Secured Convertible Note

The Company assumed a $100,000 senior secured convertible note due to The Exchange LLC (the “Exchange LLC”), an unrelated company, upon the consummation of the reverse merger. On October 12, 2011, the Company and the Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Secured Convertible Note and Additional Debt. Pursuant to the Amendment, the maturity date of the Senior Secured Convertible Note was extended to October 5, 2012 the conversion price of the Senior Secured Convertible Note was set at $1.00. Any conversion of debt owed to the Exchange LLC under the Senior Secured Convertible Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. The Company entered into amendment number 2 to the note on December 12, 2012, pursuant to which the maturity date was extended to October 5, 2013, and further provided that the conversion of the note shall not be affected by any reverse split of the Company’s common stock. There is no material relationship between the Company or its affiliates and the Exchange LLC.

During the twelve months ended August 31, 2012, the Company issued a total of 16,000,000 shares of common stock at the conversion price of $0.001, or $16,000, as partial repayment the Senior Secured Convertible Note.

As of August 31, 2012, the total remaining balance outstanding to Exchange LLC is $135,300, including accrued interest of $51,300.

Note 7 – Secured Promissory Note

As part of the Share Exchange, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130,000 shares in exchange for $10,000 and the Promissory Note in the principal amount of $240,000. Under the terms of the Promissory Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Promissory note is non-interest bearing. As security for the Promissory Note, the Company was obligated to issue into escrow 650,001 Preferred Shares, to be released either to the Company upon full satisfaction of the Crisnic Note or released to Crisnic upon an uncured event of default. The Preferred Shares have 100:1 voting rights. The Company recently discovered that the Preferred Shares were never issued into escrow.

Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Promissory Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Promissory Note and the Company is obligated to issue the 650,001 Preferred Shares to Crisnic.

Note 8 – Convertible Notes

Convertible notes payable consist of the following as of August 31, 2012:

Convertible notes payable, interest at 8% per annum (A)	$116,600
Convertible notes payable, interest at 10% per annum (B)	260,600
Convertible notes payable, interest at 8% per annum, due June 30, 2013 (C)	67,465
Convertible notes payable	444,665
Less: note discount	(126,523)
Convertible notes payable, net of discount	$318,142
__________

(A) Asher Enterprises

During the period November 15, 2011 to July 17, 2012, the Company issued four unsecured Convertible Notes (the “Convertible Notes”) to Asher Enterprises (“Asher”) in the aggregate amount of $150,500. The Convertible Notes are due after one year and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Convertible Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid. At any time or times after 180 days from the date of the Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

Each of the Convertible Notes include an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Convertible Notes is not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance.

The Company determined the initial fair value of the embedded beneficial conversion feature of the Debentures to be $258,510. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $145,510 of derivative liability created over the face amount of the Debentures was considered to be a cost of offering. As such, the Company recorded an $113,000 valuation discount upon issuance.  The Company determined the fair value of the derivative liabilities to be $250,970 as of August 31, 2012, and the Company recorded a gain for the change in fair value of derivative liabilities of $7,540 in the accompanying statement of operations for the year ended August 31, 2012.   During the year ended August 31, 2012, the Company amortized $34,338 of the discount and as of August 31, 2012, the total discount of $78,662 is offset against the balance of the notes for financial statement presentation.

During the twelve months ended August 31, 2012, the Company issued a total of 5,355,004 shares of common stock at an average conversion price of $0.007 or $39,000 as partial repayment to the Convertible Notes. Upon conversion, the Company recognized a beneficial conversion cost of $69,101 related to the difference between the conversion price and the market price of the stock at the date of conversion. As of August 31, 2012, the total remaining balance outstanding to Asher is $116,600, including accrued interest of $5,100.

(B) Panache Capital, LLC

During the period March 5, 2012 to April 26, 2012, the Company issued four convertible promissory notes (the "Panache Notes") to Panache Capital, LLC (the "Payee") for an aggregate amount of $250,000, with 10% annum interest. The Panache Notes are each due after the one year anniversary thereof. All past-due principal of the Panache Notes bear interest at 15%. There is a 25% prepayment fee. The Payee has the right to convert the Panache Notes, in its entirety or in part, into common stock of the Company. The conversion price is based on a 25% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date. The Company determined the initial fair value of the beneficial conversion feature was approximately $83,333 and was recorded by the Company as a loan discount, which is being amortized as interest expense over the life of the notes. As of August 31, 2012, the unamortized balance of the Panache Notes discount was $47,861.

As of August 31, 2012, the total remaining balance outstanding to Panache is $260,600, including accrued interest of $10,600.

On September 21, 2012, the Company entered into an amendment agreement (the “Amendment”) with Panache, which amends the Panache Notes. Pursuant to the Amendment, the Company shall have the option, for 90 days after September 21, 2012 (the “Outside Date”), to redeem the Panache Notes for 100% of their outstanding principal and interest. Additionally, Panache shall not, until the Outside Date and absent an event of default, convert any of the Panache Notes into Company common stock. Each of the Panache Notes were further amended to permit Panache to convert the Panache Notes valued at a price not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company common stock during the ten trading days immediately preceding a conversion date.

(C) Continental Equities, LLC

On February 20, 2012, the Company issued a $67,365 unsecured promissory note (the “Profectus Note”) to Profectus, LLC (“Profectus”). The Profectus Note is due on demand bearing interest at 8% per annum where interest accrues. On August 13, 2012, Profectus transferred and assigned the Profectus Note to Continental Equities, LLC (“Continental”). Pursuant to the terms of such transfer and assignment, the Company canceled the Profectus Note and issued a new convertible promissory note to Continental in the principal amount of $67,000 (the “New Note”) with a maturity date of June 30, 2013. The interest rate of the New Note is 8% per annum through the maturity date. The New Note is convertible into shares of the Company’s common stock commencing on a date that is 30 days after the issue date of the New Note, at a price equal to the average of the lowest two intraday trading prices for the common stock during the five trading days period ending one trading day prior to the date the conversion notice is sent by Continental to the Company. The New Note is subject to customary anti-dilution and default provisions. In the event the Company shall default in the payment of the New Note, the interest rate shall be increased to 18% per annum.

As of August 31, 2012, the total remaining balance outstanding to Continental is $67,465, including accrued interest of $465.

Note 9 – Promissory Notes

On August 8, 2011, the Company issued a $24,000 unsecured Promissory Note to a private investor.  The note is due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.

As of August 31, 2012, the total remaining balance outstanding under the note is $26,000, including accrued interest of $2,000.

Note 10 – Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Convertible Notes (described in Note 8), does not have fixed settlement provisions because their conversion will be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Convertible Notes from the potential dilution associated with future financings.  In accordance with the FASB authoritative guidance, the conversion feature of the Convertible Notes was separated from the host contract and recognized as a derivative instrument. The conversion feature of the Convertible Notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of August 31, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	August 31, 2012	At Date of Issuance
Conversion feature :
Risk-free interest rate	0.25%	0.25%
Expected volatility	215%	215%
Expected life (in years)	1 year	1 year
Expected dividend yield	0%	0%
Fair Value :
Conversion feature	$250,970	$258,510

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility was based on the Company’s historical volatility for its common stock. The expected life of the conversion feature of the Debentures was based on the term of the Debentures. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future

The Company determined the fair value of the derivative liabilities to be $250,970 as of August 31, 2012, and the Company recorded a gain for the change in fair value of derivative liabilities of $7,540 in the accompanying statement of operations for the year ended August 31, 2012.

Note 11 – Capital Stock

Preferred Stock

The Company’s articles of incorporation provide that it is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

As security for the Promissory Note due to an uncured event of default, the Company is obligated to issue 650,001 shares of Series A Preferred Stock. Each share of the Series A Convertible Preferred Stock would, among other things as provided in the Certificate of Designations relating to the Series A Preferred Stock: (i) carry voting rights 100 times of the Company’s common stock, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into 100 shares of common stock, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company.

Common Stock

Common Stock Issued for Cash

On December 30, 2011, the Company entered into a private agreement to sell 29,412 shares of the Company’s common stock at $0.17 per share, or $5,000.

From September 16, 2010 (inception) to August 31, 2011, the Company issued a total of 220,000 shares of common stock at a valuation based upon the par value of $.001 per common share, for $22,000 received from related parties.

Common Stock Issued for Employee Compensation and Services

During the twelve months ended August 31, 2012, the Company issued a total of 8,041,662 shares of common stock at the market price on date of issuance which averaged $0.04 per common share, or $316,250. Of the 8,041,662 shares issued, 708,330 common shares valued at $96,250 were issued as stipulated in an employment agreement dated January 17, 2012 with the Company’s President, Robert Rothenberg.  Per the employment agreement, the Company issued 500,000 shares on at signing of the agreement and is required to issue 42,000 shares per month.  As of August 31, 2012, a total of 124,998 shares of common stock have not been issued and are included in common shares issuable discussed below.

From September 16, 2010 (inception) to August 31, 2011, the Company issued a total of 48,220,000 shares of common stock at a valuation based upon the primarily the fair value of pre-incorporation services rendered which averaged $0.001 per common share, or $48,000.

Common Stock Issued for Outside Services

During the twelve months ended August 31, 2012, the Company issued a total of 5,800,000 shares of common stock valued at the closing market price on date of issuance for payment of investor relations services.  The total shares issued were value at the market price on the date of issuance which averaged $0.04 per common share, or $240,000.

Common Stock Issued for Partial Repayment of Senior Secured Convertible Notes

During the twelve months ended August 31, 2012, the Company issued a total of 16,000,000 shares of common stock at the conversion price of $0.001 or $16,000 representing partial repayment of the Senior Secured Convertible Note, as discussed in Note 6 above.

During the twelve months ended August 31, 2012, the Company issued a total of 5,355,004 shares of common stock at an average conversion price of $.007 or $39,000 in the aggregate, as partial repayment of outstanding indebtendess, as discussed in Note 8 above.   The Company additionally recorded interest expense of $69,101, representing the difference between the market price and the conversion price on the date of conversion.

Common Stock Issued Relating to Rescinded Acquisition

During the twelve months ended August 31, 2012, the Company issued a total of 400,000 shares of common stock to several CDS employees related to services performed prior to the Company’s decision to rescind the acquisition.  Based on the closing market price on date of issuance, the total value of services received was valued at $20,000.

Common Shares Issuable

On January 6, 2012, the Company entered into a private agreement to sell 500,000 shares of the Company’s common stock at $0.10 per share, or $50,000.   The Company has not issued the shares as of August 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at August 31, 2012.

On May 31, 2012, the Company entered into a private agreement to sell 1,000,000 shares of the Company’s common stock at $0.05 per share, or $50,000.   The Company has not issued the shares as of August 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at August 31, 2012.

As of August 31, 2012, one of our employees is owed 124,998 shares of common stock as stipulated in an employment agreement.  The common stock is valued at the average market price of $0.02 per share, or $2,083.  The amount is classified as common shares issuable in the Balance Sheet at August 31, 2012.

Note 12 – Income Taxes

As at August 31, 2012 and August 31, 2011, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Note 13 – Subsequent Events

On September 20, 2012, the Company issued an aggregate of 4,018,240 shares of its common stock at the conversion price of $0.001, or $4,018 as partial repayment of outstanding indebtedness due Asher (See Note 8).

On September 21, 2012, the Company issued a convertible promissory note to the Payee for the principal amount of $30,000, with a maturity date of September 21, 2013. The interest rate of the note is 10% per annum through the maturity date. The note is convertible into shares of the Company’s common stock at any time and from time to time, valued at an agreed discount to market not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten days immediately preceding a conversion date. In the event the Company fails to deliver to the Payee the common stock issuable upon conversion, the Company shall be required to pay to the Payee $2,000 per day for each day beyond the due date until the Company so delivers the common stock (the “Conversion Penalty”). In the event the Company shall default in the payment of the note, the interest rate shall be increased to 15% per annum. Furthermore, upon the occurrence and during the continuation of any event of default with respect to failure to pay principal or interest when due at the maturity date, the note shall become immediately due and payable and the Company shall pay to the Payee, in full satisfaction of its obligations under the note, an amount equal to the Default Sum. “Default Sum” is defined as (a) the then outstanding principal amount of the note to the date of payment, plus (b) the accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (c) default interest, if any, on the amounts referred to in clauses (a) and (b) plus (d) any amounts owed to the Payee pursuant to the Conversion Penalty.

On September 21, 2012, the Company entered into an amendment agreement (the “Amendment”) with the Payee, which amends the Panache Notes. Pursuant to the Amendment, the Company shall have the option, for 90 days after September 21, 2012 (the “Outside Date”), to redeem the Panache Notes for 100% of their outstanding principal and interest. Additionally, the Payee shall not, until the Outside Date and absent an event of default, convert any of the Panache Notes into Company common stock. Each of the Panache Notes were further amended to permit the Payee to convert the Panache Notes valued at a price not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company common stock during the ten trading days immediately preceding a conversion date.

On October 8, 2012, the Company issued a total of 4,476,560 shares of common stock at the conversion price of $0.001 or $4,923 as partial repayment of outstanding indebtedness (See Note 8).

On October 17, 2012, the Company issued a total of 3,529,412 shares of common stock upon the conversion of an existing convertible promissory note amounting to $6,000 issued by the Company dated February 10, 2012.

On October 31, 2012, the Company issued a total of 4,107,143 shares of common stock upon the conversion of an existing convertible promissory note amounting to $2,300 issued by the Company dated January 20, 2012.

Crisnic notified OSL and the Company, by letter dated October 28, 2012 (the "Letter") but deemed delivered in accordance with the terms of the Promissory Note on November 1, 2012, that OSL remains in default under the Promissory Note (see Note 7), and that Crisnic has declared all sums due and owing under the Promissory Note immediately due and payable. The Company and OSL disagreed that any amount under the Promissory Note was immediately due and payable as neither of them had received appropriate notification from Crisnic to commence the Cure Period until receipt of the Letter. Accordingly, OSL and the Company believe that the date to cure the non-payment under the Promissory Note is December 1, 2012. At such time, the Promissory Note remained unpaid in full and, accordingly, all outstanding amounts are due and payable by OSL and the Company is obligated to issue 650,001 Preferred Shares to Crisnic. As of the filing of this Annual Report, the 650,001 Preferred Shares have not been issued.

On November 8, 2012, the Company entered into a Securities Purchase Agreement dated as of October 19, 2012, with Asher, pursuant to which Asher purchased, and the Company issued, a convertible promissory note issued by the Company as of the same date in the principal amount of $22,500 (the “November 2012 Note”) with a maturity date of July 23, 2013. The interest rate of the Note is 8% per annum through the maturity date. The November 2012 Note is convertible into shares of the Company’s common stock (up to an amount that would result in Asher holding no more than 4.99% of the outstanding shares of common stock of the Company, subject to waiver by Asher) at any time beginning on the date that is 180 days following the date of the November 2012 Note and ending on the maturity date, valued at an agreed discount to market not to fall below a 59% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten days immediately preceding a conversion date, subject to certain exceptions described in the November 2012 Note. In the event the Company fails to deliver to Asher the common stock issuable upon conversion, the Company shall be required to pay to Asher $1,000 per day for each day beyond the due date until the Company so delivers the common stock (the “Conversion Penalty”). Furthermore, upon the occurrence and during the continuation of a “Conversion Default” (as defined in the November 2012 Note), the November 2012 Note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations under the November 2012 Note, an amount equal to the Default Sum (as defined below), multiplied by 2. In the event the Company shall default in the payment of the November 2012 Note, the interest rate shall be increased to 22% per annum. Furthermore, upon the occurrence and during the continuation of any event of default with respect to failure to pay principal or interest when due at the maturity date, the November 2012 Note shall become immediately due and payable and the Company shall pay to Asher, in full satisfaction of its obligations under the November 2012 Note, an amount equal to the Default Sum. “Default Sum” is defined as (a) the then outstanding principal amount of the November 2012 Note to the date of payment, plus (b) the accrued and unpaid interest on the unpaid principal amount of the November 2012 Note to the date of payment plus (c) default interest, if any, on the amounts referred to in clauses (a) and (b) plus (d) any amounts owed to Asher pursuant to the Conversion Penalty.

On November 16, 2012, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Company’s Articles of Incorporation to effect a reverse split of the Company’s outstanding shares of Common Stock. As a result of the reverse stock split, every one thousand shares of the common stock of the Company will be combined into one share of common stock. The Company expects to receive approval from FINRA to effect the reverse split and has filed an amendment to its Articles of Incorporation to effect the reverse stock split as of January 2, 2013. Adoption of the reverse stock split, without taking into account the issuance of any additional shares of our common stock, will reduce the shares of common stock outstanding to approximately 117,121 shares of Common Stock (without taking into account adjustments for fractional shares).