Form 10-Q
period 2012-11-30
OSL HOLDINGS INC.
filed 2013-01-22
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of January 9, 2013: 123,871 shares of common stock, including a total of 1,750 shares issuable under contractual commitments.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Commission” refers to the Securities and Exchange Commission;
●	“Crisnic” refers to Crisnic Fund, S.A., a Costa Rican corporation;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“OSL” refers to Office Supply Line, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company;
●	“Red Rock” refers to the Company while named Red Rock Pictures Holdings, Inc.; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to OSL Holdings Inc. management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of OSL Holdings Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because of these and other factors that may affect OSL Holdings Inc.’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that OSL Holdings Inc. files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of November 30,	As of August 31,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash	$232	$202
Prepaid and other assets	2,000	2,000
Total current assets	2,232	2,202

Total assets	$2,232	$2,202

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$699,742	$659,001
Accrued officers compensation	420,000	270,000
Advances from related parties	41,577	14,727
Senior secured convertible note, including accrued interest of $53,300	137,300	135,300
Secured promissory note	170,000	170,000
Convertible notes, including accrued interest of $25,370	213,453	318,142
Promissory notes, including accrued interest of $2,500	26,500	26,000
Derivative liability	311,463	250,970
Total current liabilities	2,020,035	1,844,140

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 117,121 and 86,694 shares issued and outstanding at November 30, 2012 and August 31, 2012, respectively	117	87
Additional paid-in capital	1,132,940	858,597
Common shares issuable (1,750 and 1,625 shares, respectively)	103,333	102,083
Deficit accumulated during the development stage	(3,254,193)	(2,802,705)
Total stockholders’ deficit	(2,017,803)	(1,841,938)
Total liabilities and stockholders’ deficit	$2,232	$2,202

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011		September 15, 2010 (Inception) to November 30, 2012
	(Unaudited)	(Unaudited)		(Unaudited)
Revenues	$-	$-
Operating expenses:
General and administrative expenses	271,310	96,636		1,896,557
Impairment of website development costs	-		-	185,800
Operating loss	(271,310)	(96,636)		(2,082,357)
Other:
Loss on debt modification	(43,066)		-	(43,066)
Interest expense	(129,119)	(2,500)		(307,630)
Cost of offering	(44,172)			(189,682)
Change in value of derivative liability	36,179			43,719
Reverse merger costs	-	100,000		(647,880)
Costs of rescinded acquisition	-	-		(27,297)
Other expense, net	(180,178)	97,500		(1,171,836)
Net income (loss)	$(451,488)	$864		(3,254,193)
Net income (loss) per common share
Net income (loss) per common share – basic and diluted	$(4.32)	$0.02
Weighted average common shares outstanding – basic and diluted	104,536	52,149

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED NOVEMBER 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, August 31, 2012	86,694	$87	$858,597	$102,083	$(2,802,705)	$(1,841,938)

Common stock to be issued for employee compensation				1,250		1,250

Shares issued upon conversion of Convertible Notes	30,424	30	34,147	-	-	34,177

Fair value of beneficial conversion feature of Convertible Notes upon debt modification			240,196			240,196

Net loss	-	-	-	-	(451,488)	(451,488)

Balance, November 30, 2012 (Unaudited)	117,121	$117	$1,132,940	$103,333	$(3,254,193)	$(2,017,803)

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011		September 16, 2010 (Inception) to November 30, 2012
	(Unaudited)	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss):	$(451,488)		$864		$(3,254,193)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Cost of reverse merger	-		(100,000)		647,880
Impairment of website development costs	-				185,800
Fair value of stock issued upon rescinded acquisition	-		-		20,000
Fair value of stock issued for services	-		-		240,000
Stock issued to employees for compensation and services	1,250		-		147,583
Cost of offering	44,172		-		189,682
Loss on modification of debt	43,066		-		43,066
Change in fair value of derivative liability	(36,179)		-		(43,719)
Amortization of note discount	75,664		-		145,474
Accrued interest	13,187		2,500		42,787
Non cash interest expense on note conversions	40,267		-		109,368
(Increase) decrease in:
Prepaid and other assets	-		12,500		10,500
Accrued compensation	150,000		-		640,000
Accounts payable and accrued liabilities	40,741		84,883		260,062
Net cash (used in) provided by operating activities	(79,320)		747		(615,710)

Cash flows from financing activities:
Advances from related parties	26,850		9,000		41,577
Payment of senior secured convertible note	-		(10,000)		(70,000)
Payment of promissory note	-		-		(3,000)
Cash received on issuance of convertible promissory notes	52,500		-		453,000
Cash received on issuance of a promissory note	-		-		67,365
Cash received on shares to be issued	-		-		100,000
Cash received on issuance of common stock	-		-		27,000
Net cash provided by (used in) financing activities	79,350		(1,000)		615,942

Change in cash:
Net (decrease) increase	30		(214)		232
Balance at beginning of period	202		1,147		-
Balance at end of period	$232		$933		$232

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-		$-	$
Interest	$-		$-	$

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$34,177		$8,300		$50,177
Fair value of common shares issued upon conversion of convertible notes	$-	$			$39,000
Accounts payable assumed on reverse acquisition	$-		$257,919		$265,380
Acquisition of website for accounts payable	$-		$-		$185,800
Promissory notes assumed on reverse acquisition	$-		$-		$142,500
Issuance of note payable on reverse merger	$-		$240,000		$240,000
Fair value of common shares issued upon conversion of accrued compensation	$-		$-		$220,000
Fair value of beneficial conversion feature of convertible notes	$336,868	$			$678,711

See accompanying notes to the condensed consolidated financial statements.

 OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FROM INCEPTION (SEPTEMBER 16, 2010)
TO NOVEMBER 30, 2012

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

On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the "Promissory Note"). As security for the repayment of the Promissory Note, the Company agreed to issue into escrow 650,001 shares of Series A Preferred Stock (the "Preferred Shares"), to have been released based on the escrow and default terms of the Promissory Note. The Company recently discovered that the Preferred Shares were never issued. Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Promissory Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Promissory Note and the Company is obligated to issue the 650,001 Preferred Shares to Crisnic. The Preferred Shares have 100:1 voting rights. Further examination of the Company’s Articles of Incorporation, as amended, has revealed that the Company’s Articles of Incorporation do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the preferred shares required by the Crisnic loan agreement at this time.

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the "Asset Assignment Agreement") by and among Reno Rolle ("Rolle"), Todd Wiseman ("Wiseman"), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (144 shares that had not yet been issued) and Wiseman (5,000  shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct.

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

On November 16, 2012, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Company’s Articles of Incorporation to effect a one-for-one thousand reverse split of the Company’s outstanding shares of Common Stock.  As a result of the reverse stock split, every one thousand shares of the common stock of the Company were combined into one share of common stock and outstanding shares and per share data have been retroactively adjusted to effect the reverse split as if it occurred at the beginning of the earliest period presented.  Immediately after the January 9, 2013 effective date, the Company had approximately 121,121 shares issued and outstanding.

On December 4, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares available for issuance from 120,000,000 to 450,000,000.

Note 2 – Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital and stockholders’ deficiencies that raise substantial doubt as to its ability to continue as a going concern. The Company has less than $1,000 cash on hand which will is not sufficient to fund ongoing operations. The Company expects a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2013 to remain in business, of which we can give no assurance of success. In addition, the Company is currently in default on its Senior Secured Convertible note and Secured Promissory Notes.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples include estimates and assumptions used in valuing derivative liabilities and the value of stock compensation. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of November 30, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$311,463	$311,463

Vendor Concentration

As of November 30, 2012 and August 31, 2012, one vendor represented 30% and 32% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no dilutive financial instruments as of November 30, 2012 or August 31, 2012.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 1,068 shares issued to the legal acquirer are included in the weighted average share calculation from October 10, 2011, the date of the exchange agreement.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company. The balance outstanding as of November 30, 2012 and August 31, 2012 was $41,577 and $14,727, respectively. The loans are non-interest bearing, unsecured and due on demand.

Note 5 – Senior Secured Convertible Note

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

As of November 30, 2012, the total remaining balance outstanding to Exchange LLC is $137,300, including accrued interest of $53,300.

Note 6 – Secured Promissory Note

As part of the Share Exchange, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Promissory Note in the principal amount of $240,000. Under the terms of the Promissory Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Promissory note is non-interest bearing. As security for the Promissory Note, the Company was obligated to issue into escrow 650,001 Preferred Shares, to be released either to the Company upon full satisfaction of the Crisnic Note or released to Crisnic upon an uncured event of default. The Preferred Shares have 100:1 voting rights. The Company recently discovered that the Preferred Shares were never issued into escrow. Further examination of the Company’s Articles of Incorporation, as amended, has revealed that the Company’s Articles of Incorporation do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the preferred shares required by the Crisnic loan agreement at this time.

Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Promissory Note. OSL has made intermittent payments and the current balance of $170,000 as of  November 30, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Promissory Note and the Company is obligated to issue the 650,001 Preferred Shares to Crisnic.

Note 7 – Convertible Notes

Convertible notes payable consist of the following as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Convertible notes payable, interest at 8% per annum (A)	$135,070	$116,600
Convertible notes payable, interest at 10% per annum (B)	293,563	260,600
Convertible notes payable, interest at 8% per annum, due June 30, 2013 (C)	45,042	67,465
Convertible notes payable	473,675	444,665
Less: note discount	(260,222)	(126,523)
Convertible notes payable, net of discount	$213,453	$318,142

(A) Asher Enterprises

During the period November 15, 2011 to November 30, 2012, the Company issued four unsecured Convertible Notes (the “Convertible Notes”) to Asher Enterprises (“Asher”) in the aggregate amount of $135,500. The Convertible Notes are due after one year and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Convertible Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid. At any time or times after 180 days from the date of the Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

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

The Company determined the initial fair value of the embedded conversion feature of the Debentures to be $299,941. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $145,510 of derivative liability created over the face amount of the Debentures was considered to be a cost of offering during the year ended August 31, 2012 and $18,931 during the three months ended November 30, 2012. As such, the Company recorded an $135,500 valuation discount upon issuance.  During the three months ended November 30, 2012, the Company amortized $29,529 of the discount and as of November 30, 2012, the total discount of $71,663 is offset against the balance of the notes for financial statement presentation.

During the three months ended November 30, 2012, the Company issued a total of 8,207 shares of common stock at an average conversion price of $0.78 or $6,400 as partial repayment to the Convertible Notes. As of November 30, 2012, the total remaining balance outstanding to Asher is $135,070, including accrued interest of $5,970.

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

On September 21, 2012, the Company entered into an amendment agreement (the “Amendment”) with Panache, which amends the Panache Notes. Pursuant to the Amendment, the Company shall have the option, for 90 days after September 21, 2012 (the “Outside Date”), to redeem the Panache Notes for 100% of their outstanding principal and interest. Additionally, Panache shall not, until the Outside Date and absent an event of default, convert any of the Panache Notes into Company common stock. Each of the Panache Notes were further amended to permit Panache to convert the Panache Notes valued at a price not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company common stock during the ten trading days immediately preceding a conversion date. The Company analyzed the current accounting guidance and determined that the modifications constituted a substantial modification of debt terms, and thus, has considered the old loan to be extinguished and a new loan to be incurred. As such, the balance of the valuation discount of $40,267 on September 21, 2012 before modification was written off and recorded as loss on the extinguishment of debt.

The Company determined, based on the change in the conversion price discussed above, that the fair value of the beneficial conversion feature after modification was approximately $240,196 and was recorded by the Company as a loan discount, which is being amortized as interest expense over the life of the notes.  As of November 30, 2012, the unamortized balance of the Panache Notes discount was $164,116.

On September 21, 2012, the Company issued one convertible promissory notes (the "Panache Notes") to Panache Capital, LLC (the "Payee") for an aggregate amount of $30,000, with 10% annum interest. The Panache Notes are each due after the one year anniversary thereof. All past-due principal of the Panache Notes bear interest at 15%. There is a 25% prepayment fee. The Payee has the right to convert the Panache Notes, in its entirety or in part, into common stock of the Company. The original conversion price was based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

The September 21 note includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Convertible Note is not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance.

The Company determined the initial fair value of the embedded conversion feature of the Note to be $55,241. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $25,241 of derivative liability created over the face amount of the Note was considered to be a cost of offering during the three months ended November 30, 2012. As such, the Company recorded an $30,000 valuation discount upon issuance.  During the three months ended November 30, 2012, the Company amortized $5,528 of the discount and as of November 30, 2012, the total discount of $24,472 is offset against the balance of the notes for financial statement presentation.

During the three months ended November 30, 2012, the Company issued a total of 4,018 shares of common stock at an average conversion price of $1.00 or $4,018 as partial repayment to the Convertible Notes. As of  November 30, 2012, the total remaining balance outstanding to Panache is $293,563, including accrued interest of $17,581.

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

During the three months ended November 30, 2012, the Company issued a total of 18,202 shares of common stock at an average conversion price of $0.77 or $23,759 as partial repayment to the Convertible Notes. As of  November 30, 2012, the total remaining balance outstanding to Continental is $45,042, including accrued interest of $1,801.

Note 8 – Promissory Notes

On August 8, 2011, the Company issued a $24,000 unsecured Promissory Note to a private investor.  The note is due on demand bearing interest at 8% per annum where interest accrues and is payable in cash upon demand.

As of November 30, 2012, the total remaining balance outstanding under the note is $26,500, including accrued interest of $2,500.

Note 9 – Derivative Liability

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

At the date of issuance and as of November 30, 2012 and August 31, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

Conversion feature :	At November 30, 2012	At Date of Issuance	At August 31, 2012
Risk-free interest rate	0.25%	0.25%	0.25%
Expected volatility	215%	215%	215%
Expected life (in years)	.6 years	1 year	.67 years
Expected dividend yield	0%	0%	0%
Fair Value :
Conversion feature	$311,463	$96,672	$250,970

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility was based on the Company’s historical volatility for its common stock. The expected life of the conversion feature of the Debentures was based on the term of the Debentures. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future

The fair value of derivative liabilities arising upon the issuance of convertible notes during the period ended November 30, 2012 was $96,672, of which $52,500 was recorded as a note discount, and $44,172 was recorded as a cost of the offering.  The Company determined the fair value of the derivative liabilities to be $311,463 as of  November 30, 2012, and the Company recorded a gain for the change in fair value of derivative liabilities of $36,179 in the accompanying statement of operations for the three months ended November 30, 2012.

Note 10 – Capital Stock

Preferred Stock

As security for the Crisnic Promissory Note due to an uncured event of default, the Company is obligated to issue 650,001 shares of Series A Preferred Stock. Each share of the Series A Convertible Preferred Stock would, among other things as provided in the Certificate of Designations relating to the Series A Preferred Stock: (i) carry voting rights 100 times of the Company’s common stock, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into 100 shares of common stock, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. An examination of the Company’s Articles of Incorporation, as amended, has revealed that the Company’s Articles of Incorporation do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the preferred shares required by the Crisnic loan agreement at this time.

Common Stock

Common Stock Issued for Partial Repayment of Secured Convertible Notes

During the three months ended November 30, 2012, the Company issued a total of 30,247 shares of common stock at an average conversion price of $0.89 or $34,177 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Note 8 above.

Note 11 – Subsequent Events

On December 4, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares available for issuance from 120,000,000 to 450,000,000.

On December 14, 2012, the Company issued an aggregate of 5,000 shares of its common stock at the conversion price of $0.56, or $2,800 as partial repayment of outstanding indebtedness due Asher (See Note 7).

Subsequent to the reporting period, and effective January 10, 2013, our Board of Directors approved employment agreements with four of our executive officers and key employees.  These are as follows:

Eric Kotch – Under his new employment agreement, our CFO, Eric Kotch, will receive a monthly cash salary of $15,000. In addition, Mr. Kotch will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Kotch was also issued 21,000,000 shares of common stock on or about January 10, 2012.  At any time during his employ, Mr. Kotch may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Kotch is terminated without cause, he will be entitled to 24 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Kotch agreed to a one year national non-competition covenant.

Eli Feder – Under his new employment agreement, our CEO, Eli Feder, will receive a monthly cash salary of $15,000. In addition, Mr. Feder will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Feder was also issued 21,000,000 shares of common stock on or about January 10, 2012.  At any time during his employ, Mr. Feder may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Feder is terminated without cause, he will be entitled to 24 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Feder agreed to a one year national non-competition covenant.

Steven Gormley – Under his new employment agreement, the President of our planned Data Division, Steven Gormley, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Gormley was also issued 10,000,000 shares of common stock on or about January 10, 2012.  These shares were issued in five stock certificates of 2,000,000 shares each, and will be distributed to Mr. Gormley at a rate of 2,000,000 shares per month commencing February 1, 2013. At any time during his employ, Mr. Gormley may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Gormley is terminated without cause, he will be entitled to 12 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Gormley agreed to a one year national non-competition covenant.

Bob Rothenberg – Under his new employment agreement, our President, Bob Rothenberg, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Rothenberg was also issued 15,000,000 shares of common stock on or about January 10, 2012.  Of these shares, 7,500,000 were delivered to Mr. Rothenberg immediately.  The remaining 7,500,000 shares were issued in six stock certificates of 1,500,000 shares each, and will be distributed to Mr. Rothenberg at a rate of 1,500,000 shares per month commencing February 1, 2013. At any time during his employ, Mr. Rothenberg may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Rothenberg is terminated without cause, he will be entitled to 12 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Rothenberg agreed to a one year national non-competition covenant.

The foregoing is a summary of the material terms of the listed employment agreements, and not a complete listing of their provisions.  The full text of these agreements should be consulted for additional information.

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

An initial focus has been on building the foundations for the business units as well as focused on finalizing the development of our rewards technology platform by the end of the first quarter of calendar 2013 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.  The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.  The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program will allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

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

Results of Operations

Comparison of the Three Months Ended November 31, 2012 and 2011

Revenue

The Company had no revenues for the three months ended November 30, 2012 and 2011, respectively.

General and Administrative

General and administrative expenses were $271,310 and $96,636 for the three months ended November 30, 2012 and 2011, respectively.  The increase in expenses was related to the Company executing its business plan including the recent Share Exchange agreement.  Expenses consisted primarily of professional service expenses and compensation expense.

Loss on debt extinguishment

Loss on debt extinguishment was $43,066 and $0 for the three months ended November 30, 2012 and 2011, respectively.  The increase in expenses during the three months ended November 30, 2011 was related to term changes on debt conversion features as discuss in Note 7 of the attached condensed consolidated financial statements.

Interest Expense

Interest expense was $129,119 and $2,500 for the three months ended November 30, 2012 and 2011, respectively.  The increase in expenses was related to amortization of note discount amounting to $75,664 as discussed in Note 8 of the attached consolidated financial statements. Additionally, the Company recorded an expense of $13,187 and $2,500 for the three months ended November 30, 2012 and 2011, respectively, which reflects accrued interest on existing debt.

Cost of Offering

Private placement costs of $44,172 and $0 for the three months ended November 30, 2012 and 2011, respectively, were incurred relating to excess of the derivative liability over the face amounts of the convertible notes as discussed in Note 8 of the attached consolidated financial statements.

Change in derivative liability

Change in derivative liability was $36,179 and $0 for the three months ended November 30, 2012 and 2011, respectively.
This change in derivative liability is a non-cash benefit reported on the statements of operations.

Net Loss

Our net loss for the three months ended November 30, 2012 was $451,488.  By comparison, we had net income of $864 for the three months ended November 30, 2011.  Our net loss was attributable to our lack of revenue together with the general and administrative expenses and interest expense incurred during the quarter, as discussed above.  We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Liquidity and Capital Resources

The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to November 30, 2012. It also has a working capital deficit and stockholders’ deficit of $2,017,803 at November 30, 2012. We have less than $1,000 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2013 to remain in business, of which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

As of November 30, 2012 we had $232 in cash and a working capital deficiency of $2,017,803. A substantial amount of cash will be required in order to continue operations over the next twelve months. Based upon our current cash and working capital deficiency, we will not be able to meet our current operating expenses and will require additional capital. We expect to obtain additional capital in order to execute our business plan, but can give no assurances of success. We are looking to raise up to $500,000 through private placements in the next several months. Our business plan involves adding qualified executives and rolling out various business units. We believe, but can give no assurances, that we will enter into agreements with customers and partners to generate revenue before additional financing is required.

Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Crisnic Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. The Company and OSL recently received a written notice of default in accordance with the terms of the Crisnic Note and the Company is obligated to issue the 650,001 shares of Preferred Stock to Crisnic as of December 1, 2012. Further examination of the Company’s Articles of Incorporation, as amended, has revealed that the Company’s Articles of Incorporation do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the preferred shares required by the Crisnic loan agreement at this time. In addition to the Crisnic Note, the Company has $641,088 of indebtedness with various terms of repayment through November 30, 2013. We can give no assurance that we will generate revenues, if at all, in order to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Cash used in operating activities was $(79,320) and ($747) for the three months ended November 30, 2012 and 2011, respectively. Cash was primarily used to fund our net losses from operations.

Cash provided from financing activities was $79,350 and $0 for the three months ended November 30, 2012 and 2011, respectively.  During the three months ended November 30, 2012, we received cash of $52,500 from the issuance of promissory notes.  The Company also received $26,850 of operating loans from related parties.

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

Off Balance Sheet Arrangements

None.

Going Concern

The Company’s independent certified public accountants have stated in their audit report for the year ended August 31, 2012, that the Company has no current source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. If the Company is not successful in raising the necessary capital, then the Company believes that its independent certified public accountants would issue an opinion with a similar going concern modification regarding the Company’s financial condition.

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

Our significant accounting policies are summarized in Note 3 of our annual consolidated financial statements filed on Form 10-K and dated December 12, 2012. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended November 30, 2012. Based on this evaluation, our Principal Executive Officer  and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As discussed in Note 8 to our financial statements filed with this Quarterly Report, during the three months ended November 30, 2012, we issued a total of 30,247 shares of common stock at an average conversion price of $0.89 or $34,177 in the aggregate, as partial repayment of outstanding indebtedness.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Subsequent to the reporting period, and effective January 9, 2013, we conducted a reverse split of our common stock on the basis of 1 share for each one thousand shares currently issued and outstanding.

Subsequent to the reporting period, and effective January 10, 2013, our Board of Directors approved employment agreements with four of our executive officers and key employees.  These are as follows:

Eric Kotch – Under his new employment agreement, our CFO, Eric Kotch, will receive a monthly cash salary of $15,000. In addition, Mr. Kotch will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Kotch was also issued 21,000,000 shares of common stock on or about January 10, 2012.  At any time during his employ, Mr. Kotch may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Kotch is terminated without cause, he will be entitled to 24 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Kotch agreed to a one year national non-competition covenant.

Eli Feder – Under his new employment agreement, our CEO, Eli Feder, will receive a monthly cash salary of $15,000. In addition, Mr. Feder will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Feder was also issued 21,000,000 shares of common stock on or about January 10, 2012.  At any time during his employ, Mr. Feder may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Feder is terminated without cause, he will be entitled to 24 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Feder agreed to a one year national non-competition covenant.

Steven Gormley – Under his new employment agreement, the President of our planned Data Division, Steven Gormley, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Gormley was also issued 10,000,000 shares of common stock on or about January 10, 2012.  These shares were issued in five stock certificates of 2,000,000 shares each, and will be distributed to Mr. Gormley at a rate of 2,000,000 shares per month commencing February 1, 2013. At any time during his employ, Mr. Gormley may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Gormley is terminated without cause, he will be entitled to 12 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Gormley agreed to a one year national non-competition covenant.

Bob Rothenberg – Under his new employment agreement, our President, Bob Rothenberg, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Rothenberg was also issued 15,000,000 shares of common stock on or about January 10, 2012.  Of these shares, 7,500,000 were delivered to Mr. Rothenberg immediately.  The remaining 7,500,000 shares were issued in six stock certificates of 1,500,000 shares each, and will be distributed to Mr. Rothenberg at a rate of 1,500,000 shares per month commencing February 1, 2013. At any time during his employ, Mr. Rothenberg may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Rothenberg is terminated without cause, he will be entitled to 12 months salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Rothenberg agreed to a one year national non-competition covenant.

The foregoing is a summary of the material terms of the listed employment agreements, and not a complete listing of their provisions.  The full text of these agreements should be consulted for additional information.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Amendment to Articles of Incorporation

10.1	Employment Agreement with Eric Koch

10.2	Employment Agreement with Eli Feder

10.3	Employment Agreement with Steven Gormley

10.4	Employment Agreement with Bob Rothenberg

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Dated: January 18, 2013

OSL HOLDINGS INC.

By:	/s/ Eli Feder
Eli Feder Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)