Form 10-Q
period 2013-02-28
OSL HOLDINGS INC.
filed 2013-04-19
CIK 1329957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of March 26, 2013: 78,282,950 shares of common stock, including a total of 625,500 shares issuable under contractual commitments.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of February 28, 2013	As of August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$710	$202
Prepaid and other assets	2,000	2,000
Total current assets	2,710	2,202

Total assets	$2,710	$2,202

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$706,220	$659,001
Accrued officers compensation	610,000	270,000
Advances from related parties	39,227	14,727
Senior secured convertible note	129,050	135,300
Secured promissory note – in default	170,000	170,000
Convertible notes, net of discount	310,348	318,142
Promissory notes	26,978	26,000
Derivative liability	222,360	250,970
Total current liabilities	2,214,183	1,844,140

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 77,651,361 and 86,694 shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively	77,651	87
Additional paid-in capital	1,795,077	858,597
Common shares issuable (625,500 and 1,625 shares, respectively)	209,500	102,083
Deficit accumulated during the development stage	(4,293,701)	(2,802,705)
Total stockholders’ deficit	(2,211,473)	(1,841,938)
Total liabilities and stockholders’ deficit	$2,710	$2,202

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February28, 2013	Three Months Ended February 29, 2012
	(Unaudited)	(Unaudited)

Revenues	$-	$-
Operating expenses:
General and administrative expenses	979,900	238,955
Operating loss	(979,900)	(238,955)
Other:
Interest expense	(148,711)	(3,900)
Change in value of derivative liability	89,103	-
Costs of rescinded acquisition	-	(62,297)
Other expense, net	(59,608)	(66,197)
Net loss	$(1,039,508)	$(305,152)
Net loss per common share
Net loss per common share – basic and diluted	$(0.03)	$(4.96)
Weighted average common shares outstanding – basic and diluted	35,742,376	61,559

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended February28, 2013	Six Months Ended February29, 2012	September 15, 2010 (Inception) to February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$
Operating expenses:
General and administrative expenses	1,251,210	325,591	2,876,457
Impairment of website development costs	-		185,800
Operating loss	(1,251,210)	(325,591)	(3,062,257)
Other:
Loss on debt modification	(43,066)		(43,066)
Interest expense	(277,830)	(16,400)	(456,341)
Debt issuance costs	(44,172)		(189,682)
Change in value of derivative liability	125,282		132,822
Reverse merger costs	-	(647,880)	(647,880)
Costs of rescinded acquisition	-	(62,297)	(27,297)
Other expense, net	(239,786)	(726,577)	(1,231,444)
Net loss	$(1,490,996)	$(1,052,168)	$(4,293,701)
Net loss per common share
Net loss per common share – basic and diluted	$(0.08)	$(17.26)
Weighted average common shares outstanding – basic and diluted	17,825,009	60,959

See accompanying notes to the condensed consolidated financial statements.
OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED FEBRUARY 28, 2013
(UNAUDITED)

	Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, August 31, 2012	86,694	$87	$858,597	$102,083	$(2,802,705)	$(1,841,938)

Rescission of common stock to be issued for employee compensation			2,083	(2,083)		-

Common shares issued for services received	1,000	1	7,999			8,000

Common shares issued to officers per employment agreements	67,000,000	67,000	603,000			670,000

Common shares to be issued to private investors				109,500		109,500

Shares issued upon conversion of convertible notes	10,563,667	10,563	83,202	-	-	93,765

Fair value of beneficial conversion feature of convertible notes upon debt modification			240,196			240,196

Net loss	-	-	-	-	(1,490,996)	(1,490,996)

Balance, February 28, 2013 (Unaudited)	77,651,361	$77,651	$1,795,077	$209,500	$(4,293,701)	$(2,211,473)

See accompanying notes to the condensed consolidated financial statements.

HOLDINGS INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February28, 2013	Six Months Ended February 29, 2012		September 16, 2010 (Inception) to February 28, 2013
	(Unaudited)	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net loss:	$(1,490,996)		$(1,052,168)	$(4,293,701)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	-		647,880	647,880
Impairment of website development costs	-			185,800
Fair value of stock issued upon rescinded acquisition	-		-	20,000
Fair value of stock issued for services	8,000		-	248,000
Stock issued to officers for compensation and services	670,000		35,000	816,333
Debt issuance costs	44,172		-	189,682
Loss on modification of debt	43,066		-	43,066
Change in fair value of derivative liability	(125,282)		-	(132,822)
Amortization of note discount	252,624		-	322,434
Accrued interest	25,205		6,400	54,805
Non cash interest expense on note conversions	-		-	69,101
(Increase) decrease in:
Prepaid and other assets	-		12,500	10,500
Accrued compensation	340,000		140,000	830,000
Accounts payable and accrued liabilities	47,219		29,786	266,540
Net cash used in operating activities	(185,992)		(180,602)	(722,382)

Cash flows from financing activities:
Advances from related parties	24,500		(1,788)	39,227
Payment of senior secured convertible note	-		(10,000)	(70,000)
Payment of promissory note	-		-	(3,000)
Cash received on issuance of convertible promissory notes	52,500		70,000	453,000
Cash received on issuance of a promissory note	-		67,365	67,365
Cash received on shares to be issued	109,500		55,000	209,500
Cash received on issuance of common stock	-		-	27,000
Net cash provided by (used in) financing activities	186,500		180,577	723,092

Change in cash:
Net (decrease) increase	508		(25)	710
Balance at beginning of period	202		1,147	-
Balance at end of period	$710		$1,122	$710
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-		$-	$-
Interest	$-		$-	$-

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$93,765		$12,300	$109,765
Fair value of common shares issued upon conversion of convertible notes	$-	$		$39,000
Accounts payable assumed on reverse acquisition	$-		$265,380	$265,380
Acquisition of website for accounts payable	$-		$-	$185,800
Promissory notes assumed on reverse acquisition	$-		$142,500	$142,500
Issuance of note payable on reverse merger	$-		$240,000	$240,000
Fair value of common shares issued upon conversion of accrued compensation	$-		$-	$220,000
Fair value of beneficial conversion feature of convertible notes	$240,196	$		$323,528
Derivative liability recorded upon issuance of convertible notes	$96,672		$-	$355.183

See accompanying notes to the condensed consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND FROM INCEPTION (SEPTEMBER 16, 2010) TO FEBRUARY 28, 2013

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

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the "Crisnic Note"). As security for the repayment of the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the "Preferred Shares"), to have been released based on the escrow and default terms of the Crisnic Note. The Company recently discovered that the Preferred Shares were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Crisnic Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. OSL is a wholly owned subsidiary of the Company. OSL is currently inactive with no assets. The Company and OSL received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012.Examination of the Company’s Articles of Incorporation, as amended (the “Articles”), has revealed that the Articles do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares. On February 28, 2013 Crisnic informed the Company it had assigned the Crisnic Note in connection with a settlement. As of the date of this report, the Company has not heard anything further about the notice of default or assignment (see Note 6).

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

On October 17, 2011, the Company changed its name to OSL Holdings Inc. and became a holding company for its operating subsidiaries.

On November 16, 2012, the Board of Directors of the Company unanimously adopted a resolution approving an amendment to the Company’s Articles of Incorporation to effect a one-for-one thousand reverse split of the Company’s outstanding shares of Common Stock.  As a result of the reverse stock split, every one thousand shares of the common stock of the Company were combined into one share of common stock, par value $0.001 (the “Common Stock”) and outstanding shares and per share data have been retroactively adjusted to effect the reverse split as if it occurred at the beginning of the earliest period presented.

On December 4, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock available for issuance from 120,000,000 to 450,000,000.

Note 2 – Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital and stockholders’ deficiencies that raise substantial doubt as to its ability to continue as a going concern. The Company has less than $1,000 cash on hand which will is not sufficient to fund ongoing operations. The Company expects a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the third quarter of 2013 to remain in business, of which we can give no assurance of success. The Company has been notified that OSL is in default on the Crisnic Note. The Company and OSL have not received any recent communication on these issues.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of February 28, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$222,360	$222,360

Vendor Concentration

As of February 28, 2013 and August 31, 2012, one vendor represented 30% and 32% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As of February 28, 2013 and August 31, 2012, the Company’s dilutive securities consisted of convertible notes that were convertible into 178,889,179 and 135,076,243 shares of common stock, respectively.  As there was a net loss for the period, basic and diluted loss per share is the same for the three and six months ended February 28, 2013 and February 29, 2012.

Weighted average number of shares outstanding has been retroactively restated for the effects of the reverse stock split, and to reflect the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 1,068 shares issued to the legal acquirer are included in the weighted average share calculation from October 10, 2011, the date of the exchange agreement.

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

Note 4 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company. The balance outstanding as of February 28, 2013 and August 31, 2012 was $39,227 and $14,727, respectively. The loans are non-interest bearing, unsecured and due on demand.

Note 5 – Senior Secured Convertible Note

The Company assumed a $100,000 senior secured convertible note due (the “Senior Note”) to The Exchange LLC (the “Exchange LLC”), an unrelated company, upon the consummation of the reverse merger. On October 12, 2011, the Company and Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Note. Pursuant to the Amendment, the maturity date of the Senior Note was extended to October 5, 2012 and the conversion price of the Senior Note was set at $0.001.  Any conversion of debt owed to Exchange LLC under the Senior Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. The Company entered into Amendment No. 2 (“Amendment 2”) to the Senior Note on December 12, 2012, pursuant to which the maturity date of the Senior Note was extended to October 5, 2013 and that the parties agreed that the conversion of the Senior Note shall not be affected by any reverse split of the Company’s Common Stock. There is no material relationship between the Company or its affiliates and Exchange LLC.

As of August 31, 2012 the total remaining balance outstanding due to Exchange LLC under the Senior Note was $135,300, including accrued interest of $51,300.  During the six months ended February 28, 2013, the Company issued a total of 10,250,000 shares of Common Stock at an average conversion price of $0.001 or $10,250 as partial repayment of the Senior Note. As of February 28, 2013, the total remaining balance outstanding due to Exchange LLC under the Senior Note was $129,050, including accrued interest of $57,300.

Note 6 – Secured Promissory Note, In Default

As part of the Share Exchange, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing.  Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of February 28, 2013 and August 31, 2012 was $170,000 which is currently due and payable.

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 Preferred Shares, to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. The Company recently discovered that the Preferred Shares were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. The Company and OSL received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012. Examination of the Articles has revealed that the Articles do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares. On February 28, 2013 Crisnic informed the Company it had assigned the Crisnic Note in connection with a settlement. As of the date of this report, the Company has not heard anything further about the notice of default or assignment.

Note 7 – Convertible Notes

Convertible notes payable consist of the following as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Convertible notes payable, interest at 8% per annum (A)	$133,332	$116,600
Convertible notes payable, interest at 10% per annum (B)	300,544	260,600
Convertible notes payable, interest at 8% per annum (C)	-	67,465
Convertible notes payable	433,876	444,665
Less: note discount	(123,528)	(126,523)
Convertible notes payable, net of discount	$310,348	$318,142

(A) Asher Enterprises

During the period November 15, 2011 to February 28, 2013, the Company issued four unsecured convertible notes (the “Asher Notes”) to Asher Enterprises (“Asher”) in the aggregate amount of $135,500. The Asher Notes are due after one year and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Asher Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid.  At any time or times after 180 days from the date of the Asher Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock.  The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's Common Stock during the ten trading days immediately preceding a conversion date.

Each of the Asher Notes includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price.  The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the Company determined that the conversion price of the Asher Notes is not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance.

During the year ending August 31, 2012, $113,000 of the Asher Notes was issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2012 to be $251,241. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $138,741 of derivative liability created over the face amount of the Asher Notes was considered to be a debt issuance cost during the year ended August 31, 2012. As such the Company recorded an $113,000 valuation discount upon issuance.  During the year ended August 31, 2012, the Company amortized $34,338 of the discount and as of August 31, 2012, the remaining discount of $78,662 is offset against the balance of the notes for financial statement presentation.  During the period ended February 28, 2013 the Company further amortized $52,872 of the discount and as of February 28, 2013, the remaining discount of $27,590 is offset against the balance of the notes for financial statement presentation.

During the six months ended February 28, 2013, $22,500 of the Asher notes was issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the period ending February 28, 2013 to be $41,431. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $18,931 of derivative liability created over the face amount of the Asher Notes was considered to be a debt issuance cost during the period ended February 28, 2013.  As such, the Company recorded a $22,500 valuation discount upon issuance.  During the period ended February 28, 2013 the Company amortized $6,966 of the discount and as of February 28, 2013, the remaining discount of $15,534 is offset against the balance of the notes for financial statement presentation.

During the six months ended February 28, 2013, the Company issued a total of 30,484 shares of Common Stock at an average conversion price of $0.36 or $10,847 as partial repayment of the Convertible Notes. As of February 28, 2013, the total remaining balance outstanding to Asher was $133,332, including accrued interest of $8,679.

On March 21, 2013, the Company entered into that certain Assignment, Termination and Release Agreement (the “Assignment Agreement”) by and among the Company; Asher; Samuel Kotch (“S. Kotch”) and Benjamin Kotch (“B. Kotch”) (S. Kotch and B. Kotch each an “Assignee” and collectively the “Assignees”), each the son of Eric Kotch, the Chief Financial Officer, Secretary, Treasurer and a director of the Company, pursuant to which i) Asher assigned its rights to the Asher Notes, issued pursuant to those certain corresponding securities purchase agreements (the “SPAs”); ii) the Company and Asher agreed to terminate their obligations to one another under the Asher Notes and the SPAs; and iii) the Company and Asher provided one another with complete releases of all claims, in consideration of a payment by the Assignees of $125,500 to Asher.  The Company and the Assignees also entered into that certain Consent to Assignment dated March 21, 2103, whereby the Company consented to the waiver of the requirement under the SPAs that any assignee of the Asher Notes be an accredited investor.

On April 11, 2013, the Assignees each converted a total of $42,260 of Asher Notes in exchange for an issuance of 4,017,110 shares of the Company’s common stock, representing conversion of a total of $84,520 of Asher Notes and the issuance of a total of 8,034,220 shares of the Company’s common stock.

(B) Panache Capital, LLC

During the period March 5, 2012 to April 26, 2012, the Company issued four convertible promissory notes (the "March Panache Notes") to Panache Capital, LLC (the "Panache") for an aggregate amount of $250,000, with 10% annum interest. The Panache Notes are each due after the one year anniversary thereof. All past-due principal of the March Panache Notes bears interest at 15%. There is a 25% prepayment fee. Panache has the right to convert the March Panache Notes, in their entirety or in part, into Common Stock of the Company. The conversion price is based on a 25% discount to the average of the three lowest closing bid prices for the Company's Common Stock during the ten trading days immediately preceding a conversion date. The Company determined the initial fair value of the beneficial conversion feature was $83,333 and was recorded by the Company as a loan discount, which is being amortized as interest expense over the life of the notes.  As of August 31, 2012, the unamortized balance of the March Panache Notes discount was $47,861.

On September 21, 2012, the Company entered into an amendment agreement (the “Panache Amendment”) with Panache which amends the March Panache Notes. Pursuant to the Panache Amendment, the Company had the option, for 90 days after September 21, 2012 (the “Outside Date”), to redeem the March Panache Notes for 100% of their outstanding principal and interest, which it opted not to do. Additionally, Panache was not able, until the Outside Date and absent an event of default, to convert any of the March Panache Notes into Company Common Stock. Each of the March Panache Notes were further amended to permit Panache to convert the March Panache Notes at a price not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company Common Stock during the ten trading days immediately preceding a conversion date. The Company analyzed the current accounting guidance and determined that the modifications constituted a substantial modification of debt terms, and thus, has considered the old loan to be extinguished and a new loan to be incurred. As such, the balance of the valuation discount of $40,267 on September 21, 2012, before modification, was written off and recorded as loss on the modification of debt.

The Company determined, based on the change in the conversion price discussed above, that the fair value of the beneficial conversion feature after modification was approximately $240,196 which was recorded by the Company as a loan discount and being amortized as interest expense over the life of the March Panache Notes. During the period ended February 28, 2013 the Company amortized $174,984 of the discount and as of February 28, 2013, the remaining unamortized discount of $65,212 is offset against the balance of the notes for financial statement presentation.

On September 21, 2012, the Company issued a convertible promissory note (the "September Panache Note" and together with the March Panache Notes, the “Panache Notes”) to Panache in the principal amount of $30,000, with 10% annum interest. The September Panache Note is due after the one year anniversary thereof. All past-due principal of the September Panache Note bears interest at 15%. There is a 25% prepayment fee. Panache has the right to convert the September Panache Note, in its entirety or in part, into Common Stock of the Company. The original conversion price was based on a 49% discount to the average of the three lowest closing bid prices for the Company's common stock during the ten trading days immediately preceding a conversion date.

The September Panache Note includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of Common Stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the September Panache Note is not a fixed amount because it is subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance.

The Company determined the initial fair value of the embedded conversion feature of the September Panache Note to be $55,241. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $25,241 in derivative liability created over the face amount of the September Panache Note was considered to be a debt issuance cost during the six months ended February 28, 2013. As such, the Company recorded a $30,000 valuation discount upon issuance.  During the period February 28, 2013, the Company amortized $13,008 of the discount and as of February 28, 2013, the total remaining unamortized discount of $16,992 was offset against the balance of the September Panache Note for financial statement presentation purposes.

During the six months ended February 28, 2013, the Company issued a total of 4,018 shares of Common Stock at an average conversion price of $1.00 or $4,018 in partial repayment of the Panache Notes. As of February 28, 2013, the total remaining balance outstanding to Panache under the Panache Notes was $300,544, including accrued interest of $24,562.

(C) Continental Equities, LLC

On February 20, 2012, the Company issued an unsecured promissory note (the “Profectus Note”) to Profectus, LLC (“Profectus”) in the principal amount of $67,365. The Profectus Note is due on demand and bears interest at 8% per annum where interest accrues. On August 13, 2012, Profectus transferred and assigned the Profectus Note to Continental Equities, LLC (“Continental”). Pursuant to the terms of such transfer and assignment, the Company canceled the Profectus Note and issued a new convertible promissory note (the “Continental Note”) to Continental in the principal amount of $67,000,with a maturity date of June 30, 2013. The interest rate of the Continental Note is 8% per annum through the maturity date. The Continental Note is convertible into shares of the Company’s Common Stock commencing on a date that is 30 days after the issue date of the Continental Note, at a price equal to the average of the lowest two intraday trading prices for the Common Stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by Continental to the Company. The Continental Note is subject to customary anti-dilution and default provisions. In the event the Company defaults in the payment of the Continental Note, the interest rate shall be increased to 18% per annum.

During the six months ended February 28, 2013, the Company issued a total of 279,196 shares of Common Stock at an average conversion price of $0.25 or $68,650 as full repayment of the Continental Note. As of February28, 2013, the balance outstanding to Continental has been repaid.

Note 8 – Promissory Notes

On August 8, 2011, the Company issued an unsecured promissory note (the “Investor Note”) in the principal amount of $24,000 to a private investor.  The Investor Note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand.

As of February 28, 2013, the total remaining balance outstanding under the Investor Note is $26,978, including accrued interest of $2,978.

Note 9 – Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Asher Notes and September Panache Note (described in Note 7), does not have a fixed settlement provision because conversion of the Asher Notes and the September Panache Notes will be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Asher Notes and the September Panache Note from the potential dilution associated with future financings.  In accordance with the FASB authoritative guidance, the conversion feature of the Asher Notes and the September Panache Note was separated from the host contract and recognized as a derivative instrument. The conversion feature of the Asher Notes and the September Panache Note has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of February 28, 2013 and August 31, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	At February 28, 2013	At Date of Issuance	At August 31, 2012
Conversion feature :
Risk-free interest rate	0.25%	0.25%	0.25%
Expected volatility	164%	215%	215%
Expected life (in years)	.1	1	.67
Expected dividend yield	0%	0%	0%
Fair Value :
Conversion feature	$222,360	$96,672	$250,970

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility was based on the Company’s historical volatility for its common stock. The expected life of the conversion feature of the Asher Notes and the September Panache Note was based on the terms thereof. The expected dividend yield was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

The fair value of derivative liabilities arising upon the issuance of convertible notes during the period ended February 28, 2013 was $96,672, of which $52,500 was recorded as a note discount, and $44,172 was recorded as a debt issuance cost.  The Company determined the fair value of the derivative liabilities to be $222,360 as of February 28, 2013, and the Company recorded a gain for the change in fair value of derivative liabilities of $89,103 and $125,282 in the accompanying statement of operations for the three and six months ended February 28, 2013, respectively.

Note 10 – Capital Stock

Preferred Stock

As security for the Crisnic Note (see Note 6) due to an uncured event of default, the Company contracted to issue 650,001 Preferred Shares. Each Preferred Share would, among other things as provided in the Certificate of Designations relating to the Series A Preferred Stock: (i) carry voting rights 100 times of the Company’s common stock, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into 100 shares of common stock, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. The Company recently discovered that the Preferred Shares were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. Examination of the Company’s Articles has revealed that the Articles of Incorporation do not authorize any shares of preferred stock. Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares. On February 28, 2013 Crisnic informed the Company it had assigned the Crisnic Note in connection with a settlement. As of the date of this report, the Company has not heard anything further about the notice of default or assignment.

Common Stock

Common Stock Issued for Partial Repayment of Secured Convertible Notes

During the six months ended February 28, 2013, the Company issued a total of 10,563,667 shares of Common Stock at an average conversion price of $0.01 or $93,765 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Notes 5 and 7 above.

Common Stock Issued for Officer Compensation and Services

During the six months ended February 28, 2013, the Company issued a total of 67,000,000 shares of Common Stock to its officers and employees.  The shares were valued at the market price on the respective date of issuance, which averaged $0.01 per share, or $670,000.  The 67,000,000 shares of Common Stock were issued as stipulated in executive employment agreements dated January 2, 2013.

General and administrative costs include $210,000 and $360,000 due and payable under employee agreements with our officers for the three and six month periods ended February 28, 2013.  As of February 28, 2013, $610,000 was accrued and payable to these Officers.   General and administrative costs include $131,000 and $161,000 due and payable under the employee agreements with our Officers for the three and six month periods ended February 29, 2012.  As of August 31, 2012, $270,000 was accrued and payable to these Officers.

Effective January 10, 2013, our Board of Directors approved employment agreements with four of our executive officers and key employees.  These are as follows:

Eric Kotch – Under his new employment agreement, our CFO, Eric Kotch, will receive a monthly cash salary of $15,000. In addition, Mr. Kotch will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Kotch was also issued 21,000,000 shares of common stock on or about January 10, 2013.  At any time during his employ, Mr. Kotch may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Kotch is terminated without cause, he will be entitled to 24 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Kotch agreed to a one year national non-competition covenant.

Eli Feder – Under his new employment agreement, our CEO, Eli Feder, will receive a monthly cash salary of $15,000. In addition, Mr. Feder will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Feder was also issued 21,000,000 shares of common stock on or about January 10, 2013.  At any time during his employ, Mr. Feder may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Feder is terminated without cause, he will be entitled to 24 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Feder agreed to a one year national non-competition covenant.

Steven Gormley – Under his new employment agreement, the President of our planned Data Division, Steven Gormley, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Gormley was also issued 10,000,000 shares of common stock on or about January 10, 2013.  These shares were issued in five stock certificates of 2,000,000 shares each, and will be distributed to Mr. Gormley at a rate of 2,000,000 shares per month commencing February 1, 2013. At any time during his employ, Mr. Gormley may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Gormley is terminated without cause, he will be entitled to 12 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Gormley agreed to a one year national non-competition covenant.

Bob Rothenberg – Under his new employment agreement, our President, Bob Rothenberg, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Rothenberg was also issued 15,000,000 shares of common stock on or about January 10, 2013.  Of these shares, 7,500,000 were delivered to Mr. Rothenberg immediately.  The remaining 7,500,000 shares were issued in six stock certificates of 1,500,000 shares each, and will be distributed to Mr. Rothenberg at a rate of 1,500,000 shares per month commencing February 1, 2013. At any time during his employ, Mr. Rothenberg may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  If Mr. Rothenberg is terminated without cause, he will be entitled to 12 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Rothenberg agreed to a one year national non-competition covenant.

Common Stock Issued for Outside Services

During the six months ended February 28, 2013, the Company issued a total of 1,000 shares of Common Stock for payment of investor relations services of $8,000.  The shares were valued at the invoiced amount of $8,000, which represented the fair value of services provided.

Common Stock Issuable

On December 15, 2012, the Company entered into a private agreement to sell 425,000 shares of the Company’s Common Stock at $0.20 per share, or $85,000.   The Company had not issued the shares as of February 28, 2013.  The amount is classified as Common Stock issuable in the Balance Sheet at February 28, 2013.

On February 1, 2013, the Company entered into a private agreement to sell 200,000 shares of the Company’s Common Stock at $0.12 per share, or $24,500.   The Company had not issued the shares as of February 28, 2013.  The amount is classified as Common Stock issuable in the Balance Sheet at February 28, 2013.

Note 11 – Subsequent Events

On February 13, 2013, the Company entered into a Marketing Agreement (the “OF Agreement”) with Outfest (“OF”) pursuant to which, through OF’s Outfest Los Angeles, the Company agrees to provide with access to a rewards program and for which, for an initial term of one (1) year, in exchange for exclusive endorsement by )OF and exclusive third party marketing rights to OF’s members, the Company will provide OF with 4% of the fees received from OF members’ participation in the Company’s rewards program.

On March 6, 2013, the Company entered into a Marketing Agreement (the “OGL Agreement”) with One Good Love, Inc. (“OGL”) pursuant to which the Company agrees to provide OGL with access to a rewards program and for which, for an initial term of one (1) year, in exchange for exclusive endorsement by OGL and exclusive third party marketing rights to OGL’s members, the Company will provide OGL with 4% of the fees received from OGL members’ participation in the Company’s rewards program.

On March 7, 2013, the Company issued an aggregate of 6,089 shares of its Common Stock at the conversion price of $0.051, or $313 as partial repayment of outstanding indebtedness due to Asher under the Asher Notes (See Note 7).

On March 21, 2013, the Company entered into that certain Assignment, Termination and Release Agreement (the “Assignment Agreement”) by and among the Company; Asher Enterprises, Inc. (“Asher”); Samuel Kotch (“S. Kotch”) and Benjamin Kotch (“B. Kotch”) (S. Kotch and B. Kotch each an “Assignee” and collectively the “Assignees”), each the son of Eric Kotch, the Chief Financial Officer, Secretary, Treasurer and a director of the Company, pursuant to which i) Asher assigned its rights to the Asher Notes, issued pursuant to those certain corresponding securities purchase agreements (the “SPAs”); ii) the Company and Asher agreed to terminate their obligations to one another under the Asher Notes and the SPAs; and iii) the Company and Asher provided one another with complete releases of all claims, in consideration of a payment by the Assignees of $125,500 to Asher.  The Company and the Assignees also entered into that certain Consent to Assignment dated March 21, 2013, whereby the Company consented to the waiver of the requirement under the SPAs that any assignee of the Asher Notes be an accredited investor (See Note 7).

On April 1, 2013 (the “Effective Date”), Eli Feder notified the Company of his resignation as of the Effective Date from the office of Chief Executive Officer of the Company. Mr. Feder will retain his position as a director of the Company.

On April 9, 2013, the Company entered into a Marketing Agreement (the “PR Agreement”) with LA Pride (“PR”) pursuant to which, through PR’s LA Festival (“LA Pride”), the Company agrees to provide with access to a rewards program and for which, for an initial term of one (1) year, in exchange for exclusive endorsement by PR and exclusive third party marketing rights to PR’s members, the Company will provide PR with 4% of the fees received from PR members’ participation in the Company’s rewards program. A minimum of $30,000 is guaranteed to be generated within 90 days of June 9, 2013, (the last day of the PR’s event) and paid by Monday, September 9, 2013 (the 92nd day).

On April 10, 2013, the Company issued 384,616 shares of its common stock to its legal counsel, Richardson & Patel, LLP, in exchange for services rendered, pursuant to a Registration Statement on Form S-8 filed with the Commission on April 10, 2013.

On April 11, 2013, the Assignees each converted a total of $42,260 of Asher Notes in exchange for an issuance of 4,017,110, representing conversion of a total of $84,520 of Asher Notes and an issuance of 8,034,220 shares of the Company’s common stock (See Note 7).

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

An initial focus has been on building the foundations for the business units as well as focused on finalizing the development of our rewards technology platform during the first quarter of calendar 2013 that will initially leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases.  The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.  The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program will allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

Collectively these business units will create a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and brick and mortar stores) and consumer’s audiences to accelerate commerce and value.  The goal is to take advantage of these cross platform (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2C”), business to consumer (“B2B”), and public sector such as govt.) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

Results of Operations

Comparison of the Three Months Ended February 28, 2013 and February 29, 2012

Revenue

The Company had no revenues for the three months ended February 28, 2013 and February 29, 2012, respectively.

General and Administrative

General and administrative expenses were $979,900 and $238,955 for the three months ended February 28, 2013 and February 29, 2012, respectively.  The increase in expenses was related to $670,000 of non-cash stock based compensation expense related to common shares issued to Company executives as part of their employment agreements entered into in January 2013.  The remaining increase in expenses of $70,945 consisted primarily of professional service expenses and compensation expense.

Interest Expense

Interest expense was $148,711 and $3,900 for the three months ended February 28, 2013 and February 29, 2012, respectively.  The increase in expenses was related to amortization of note discounts amounting to $136,694 as discussed in Note 7 of the attached consolidated financial statements. Additionally, the Company recorded an expense of $12,017 and $3,900 for the three months ended February 28, 2013 and February 29, 2012, respectively, which reflects accrued interest on existing debt.

Loss on Acquisition

On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  During the three months ended February 29, 2012, the Company incurred approximately $62,297 in expenses related to the acquisition of which $35,000 related to non-cash stock based compensation expense.  No similar expense existed in the current year.

Change in derivative liability

Change in derivative liability was $89,103 for the three months ended February 28, 2013. This change in derivative liability is a non-cash benefit reported on the statements of operations.  There was no such cost during the three months ended February 29, 2012.

Net Loss

Our net loss for the three months ended February 28, 2013 was $1,039,508.  By comparison, we had net loss of $305,152 for the three months ended February 29, 2012.  Our net loss was attributable to our lack of revenue together with the general and administrative expenses and interest expense incurred during the quarter, as discussed above.  We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Comparison of the Six Months Ended February 28, 2013 and February 29, 2012

Revenue

The Company had no revenues for the six months ended February 28, 2013 and February 29, 2012, respectively.

General and Administrative

General and administrative expenses were $1,251,210 and $325,591 for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase in expenses was related to $670,000 of non-cash stock based compensation expense related to common shares issued to Company executives as part of their employment agreements entered into in January 2013.   The remaining increase in expenses of $255,619 consisted primarily of increased compensation expense of $200,000, rent expense of $13,000, health insurance expense of $23,000 and miscellaneous other increased operating expenses of $19,000.

Loss on Debt Modification

Loss on debt modification was $43,066 for the six months ended February 28, 2013.  The increase in expenses during the six months ended February 28 2013 was related to term changes on debt conversion features as discuss in Note 7 of the attached condensed consolidated financial statements.  There was no such cost during the six months ended February 29, 2012.

Interest Expense

Interest expense was $277,830 and $16,400 for the six months ended February 28, 2013 and February 29, 2012, respectively.  The increase in expenses was related to amortization of note discount amounting to $212,358 as discussed in Note 7 of the attached consolidated financial statements. Additionally, the Company recorded an expense of $25,204 and $16,400 for the six months ended February 28, 2013 and February 29, 2012, respectively, which reflects accrued interest on existing debt.

Debt Issuance Costs

Debt issuance costs of $44,172 for the six months ended February 28, 2013 were incurred relating to excess of the derivative liability over the face amounts of the convertible notes as discussed in Note 7 of the attached consolidated financial statements.  There was no such cost during the six months ended February 29, 2012.

Change in derivative liability

Change in derivative liability was $125,282 for the six months ended February 28, 2013. This change in derivative liability is a non-cash benefit reported on the statements of operations.  There was no such cost during the six months ended February 29, 2012.

Net Loss

Our net loss for the six months ended February 28, 2013 was $1,490,996.  By comparison, we had net loss of $1,052,168 for the six months ended February 29, 2012.  Our net loss was attributable to our lack of revenue together with the general and administrative expenses and interest expense incurred during the quarter, as discussed above.  We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Liquidity and Capital Resources

The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to February 28, 2013. It also has a working capital deficit and stockholders’ deficit of $2,211,473 at February 28, 2013. We have $710 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the third quarter of 2013 to remain in business, of which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. Our business plan involves adding qualified executives and rolling out various business units. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Crisnic Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. OSL is a wholly owned subsidiary of the Company. OSL is currently inactive with no assets. The Company and OSL received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012 requesting that the Company issue the 650,001 Preferred Shares to Crisnic as of December 1, 2012 pursuant to the Share Cancellation Agreement Crisnic Note. Examination of the Company’s Articles has revealed that the Articles do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares.

In addition to the Crisnic Note, the Company has $777,839 of indebtedness with various terms of repayment through November 30, 2013. We can give no assurance that we will generate revenues, if at all, sufficient to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Cash used in operating activities was $(185,992) and ($180,602) for the six months ended February 28, 2013 and February 29, 2012, respectively. Cash was primarily used to fund our net losses from operations.

Cash provided from financing activities was $186,500 and $180,557 for the six months ended February 28, 2013 and February 29, 2012, respectively.  During the six months ended February 28, 2013, we received cash of $52,500 from the issuance of promissory notes and the Company received $109,500 from the issuance of common shares to be issued.  The Company also received $24,500 of operating loans from related parties.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in Note 8 to our financial statements filed with this Quarterly Report, during the six months ended February 28, 2013, we issued a total of 10,563,698 shares of Common Stock at an average conversion price of $0.01 or $93,765 in the aggregate, as partial repayment of outstanding indebtedness.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

Effective January 9, 2013, we conducted a reverse split of our Common Stock on the basis of 1 share for each one thousand shares currently issued and outstanding.

On February 13, 2013, the Company entered into a Marketing Agreement (the “OF Agreement”) with Outfest (“OF”) pursuant to which, through OF’s Outfest Los Angeles, the Company agrees to provide with access to a rewards program and for which, for an initial term of one (1) year, in exchange for exclusive endorsement by OGL and exclusive third party marketing rights to OF’s members, the Company will provide OF with 4% of the fees received from OGL members’ participation in the Company’s rewards program.

On March 6, 2013, the Company entered into a Marketing Agreement (the “OGL Agreement”) with One Good Love, Inc. (“OGL”) pursuant to which the Company agrees to provide OGL with access to a rewards program and for which, for an initial term of one (1) year, in exchange for exclusive endorsement by OGL and exclusive third party marketing rights to OGL’s members, the Company will provide OGL with 4% of the fees received from OGL members’ participation in the Company’s rewards program.

On April 9, 2013, the Company entered into a Marketing Agreement (the “PR Agreement”) with LA Pride (“PR”) pursuant to which, through PR’s LA Festival (“LA Pride”), the Company agrees to provide with access to a rewards program and for which, for an initial term of one (1) year, in exchange for exclusive endorsement by PR and exclusive third party marketing rights to PR’s members, the Company will provide PR with 4% of the fees received from PR members’ participation in the Company’s rewards program. A minimum of $30,000 is guaranteed to be generated within 90 days of June 9, 2013, (the last day of the PR’s event) and paid by Monday, September 9, 2013 (the 92nd day).

In connection with the PR Agreement, on April 9, 2013, the Company also entered into a letter agreement (the “CSW Agreement”) with Christopher Street West (“CSW”) further describing CSW’s agreement with PR in connection with LA Pride.

The above descriptions of the OF Agreement, the OGL Agreement, the PR Agreement and the CSW Agreement are qualified in their entirety by the terms and conditions of each agreement, attached hereto as Exhibits 10.8, 10.9, 10.10 and 10.11, respectively.

On April 10, 2013, the Company issued 384,616 share of its common stock to its legal counsel, Richardson & Patel, LLP, in exchange for services rendered, pursuant to a Registration Statement on Form S-8 filed with the Commission on April 10, 2013.

On April 11, 2013, Samuel Kotch and Benjamin Kotch each converted a total of $42,260 of Asher Notes in exchange for an issuance of 4,017,110 shares of the Company’s common stock, representing conversion of a total of $84,520 of Asher Notes and the issuance of a total of 8,034,220 shares of the Company’s common stock.

Item 6.    Exhibits

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (2)

10.1	Amendment No. 2 to Senior Secured Convertible Note with Emerald Asset Advisors, LLC dated December 4, 2012 (2)

10.2	Employment Agreement with Eric Kotch (3)

10.3	Employment Agreement with Eli Feder (3)

10.4	Employment Agreement with Steven Gormley (3)

10.5	Employment Agreement with Bob Rothenberg (3)

10.6	Assignment, Termination and Release Agreement with Asher Enterprises, Inc.; Samuel Kotch and Benjamin Kotch dated March 21, 2013*

10.7	Consent to Assignment with Samuel Kotch and Benjamin Kotch dated March 21, 2013*

10.8	Marketing Agreement with Outfest dated February 13, 2013*

10.9	Marketing Agreement with One Good Love, Inc. dated March 6, 2013*

10.10	Marketing Agreement with LA Pride dated April 9, 2013*

10.11	Letter Agreement with Christopher Street West dated April 9, 2013*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 32.1).

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Schema

101.CAL +	XBRL Taxonomy Calculation Linkbase

101.DEF +	XBRL Taxonomy Definition Linkbase

101.LAB +	XBRL Taxonomy Label Linkbase

101.PRE +	XBRL Taxonomy Presentation Linkbase

(1) Filed on June 17, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2) Filed on December 14, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(3) Filed on January 18, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

+ Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2013

OSL HOLDINGS INC.

By:	/s/ Bob Rothenberg
Bob Rothenberg President (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)