Form 10-Q
period 2013-05-31
OSL HOLDINGS INC.
filed 2013-07-22
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of July 19, 2013: 122,281,286 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of May 31, 2013	As of August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash	$93,026	$202
Prepaid and other assets	3,000	2,000
Total current assets	96,026	2,202

Website development costs	49,942	-

Total assets	$145,968	$2,202

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$783,839	$659,001
Accrued officers compensation	615,000	270,000
Advances from related parties	82,860	14,727
Senior secured convertible note	126,034	135,300
Secured promissory note – in default	170,000	170,000
Convertible notes, net of discount	288,852	318,142
Convertible notes with related parties	50,533	-
Promissory notes	150,306	-
Promissory notes with related parties	95,187	26,000
Derivative liability	2,390,279	250,970
Total current liabilities	4,752,890	1,844,140

Commitment and contingencies	-	-

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 99,531,317 and 86,694 shares issued and outstanding at May 31, 2013 and August 31, 2012, respectively	99,531	87
Additional paid-in capital	3,531,636	858,597
Common shares issuable (0 and 1,625 shares, respectively)	-	102,083
Deficit accumulated during the development stage	(8,238,089)	(2,802,705)
Total stockholders’ deficit	(4,606,922)	(1,841,938)
Total liabilities and stockholders’ deficit	$145,968	$2,202

 See accompanying notes to the condensed unaudited consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$-	$-
Operating expenses:
General and administrative expenses	548,007	669,939
Impairment of website development costs	-	185,800
Operating loss	(548,007)	(855,739)
Other:
Interest expense	(65,879)	(10,000)
Loss on conversion of debt and settlement of accrued interest	(601,609)	-
Change in value of derivative liability	(2,728,893)	-
Recovery of cost of rescinded acquisition	-	45,000
Other income (expense), net	(3,396,381)	35,000
Net loss	$(3,944,388)	$(820,739)
Net loss per common share
Net loss per common share – basic and diluted	$(0.04)	$(0.01)
Weighted average common shares outstanding – basic and diluted	88,686,915	69,888,971

See accompanying notes to the condensed unaudited consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended May 31, 2013	Nine Months Ended May 31, 2012	September 16, 2010 (Inception) to May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Operating expenses:
General and administrative expenses	2,032,519	995,530	3,657,766
Impairment of website development costs	-	185,800	185,800
Operating loss	(2,032,519)	(1,181,330)	(3,843,566)
Other:
Interest expense	(197,645)	(26,400)	(376,156)
Loss on conversion of debt and settlement of accrued interest	(601,609)	-	(601,609)
Debt issuance costs	-	-	(145,510)
Change in value of derivative liability	(2,603,611)	-	(2,596,071)
Reverse merger costs	-	(647,880)	(647,880)
Costs of rescinded acquisition	-	(17,297)	(27,297)
Other expense, net	(3,402,865)	(691,577)	(4,394,523)
Net loss	$(5,435,384)	$(1,872,907)	$(8,238,089)
Net loss per common share
Net loss per common share – basic and diluted	$(0.13)	$(0.03)
Weighted average common shares outstanding – basic and diluted	41,725,001	64,737,586

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED MAY 31, 2013

(UNAUDITED)

	Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, August 31, 2012	86,694	$87	$858,597	$102,083	$(2,802,705)	$(1,841,938)

Common shares issued for services received from outside parties	3,965,616	3,966	351,015			354,981

Common shares issued to officers per employment agreements	67,800,000	67,800	714,200			782,000

Common shares issued to lender as consideration for issuance of promissory note	200,000	200	8,371			8,571

Common shares issued to private investors for cash	3,875,000	3,875	175,625			179,500

Common shares issued upon conversion of convertible notes	23,604,007	23,603	761,604			785,207

Reclassification of derivative liability to additional paid in capital			560,974			560,974

Reclassification of common shares issuable to additional paid in capital			101,250	(102,083)		(833)

Net loss	-	-	-	-	(5,435,384)	(5,435,384)

Balance, May 31, 2013 (Unaudited)	99,531,317	$99,531	$3,531,636	$-	$(8,238,089)	$(4,606,922)

See accompanying notes to the condensed unaudited consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31, 2013	Nine Months Ended May 31, 2012	September 16, 2010 (Inception) to May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss:	$(5,435,384)	$(1,872,907)	$(8,238,089)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	-	647,880	647,880
Impairment of website development costs	-	185,800	185,800
Fair value of stock issued upon rescinded acquisition	-	10,000	20,000
Fair value of stock issued for services from outside parties	354,981	275,000	594,981
Stock issued to officers for compensation and services	782,000	-	928,333
Cost of offerings	44,172	-	189,682
Loss on conversion of debt and accrued interest	601,609	-	601,609
Change in fair value of derivative liability	2,603,611	-	2,596,071
Amortization of note discount	160,524	-	230,334
Non cash interest expense on note conversions	-	-	69,101
(Increase) decrease in:
Prepaid and other assets	(1,000)	10,500	9,500
Accounts payable and accrued liabilities	161,120	111,171	410,041
Accrued compensation	345,000	240,000	835,000
Net cash used in operating activities	(383,367)	(392,556)	(919,757)

Cash flows from investing activities:
Website development costs	(49,942)	-	(49,942)
Net cash used in investing activities	(49,942)	-	(49,942)

Cash flows from financing activities:
Advances from related parties	68,133	(4,508)	82,860
Payment of senior secured convertible note	-	(70,000)	(70,000)
Payment of promissory note	-	-	(3,000)
Cash received on issuance of convertible promissory notes	52,500	320,000	453,000
Cash received on issuance of a promissory note	226,000	67,365	293,365
Cash received on shares to be issued	-	105,000	100,000
Cash received on issuance of common stock	179,500	-	206,500
Net cash provided by financing activities	526,133	417,857	1,062,725

Change in cash:
Net increase	92,824	25,301	93,026
Balance at beginning of period	202	1,147	-
Balance at end of period	$93,026	$26,448	$93,026
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$-	$16,000	$16,000
Common shares issued upon conversion of convertible notes and accrued interest	$183,597	$39,000	$222,597
Accounts payable assumed on reverse acquisition	$-	$265,380	$265,380
Acquisition of website for accounts payable	$-	$-	$185,800
Promissory notes assumed on reverse acquisition	$-	$142,500	$142,500
Issuance of note payable on reverse merger	$-	$240,000	$240,000
Fair value of common shares issued upon conversion of accrued compensation	$-	$-	$220,000
Fair value of beneficial conversion feature of convertible notes	$-	$-	$358,333
Reclassification of common shares issuable to additional paid in capital	$102,083	$-	$102,083
Common shares issued to lender as consideration for issuance of promissory note	$8,571	$-	$8,571
Reclassification of derivative to additional paid in capital	$560,974	$-	$560,974

See accompanying notes to the condensed unaudited consolidated financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012 AND FROM INCEPTION (SEPTEMBER 16, 2010) TO MAY 31, 2013

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

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the "Crisnic Note"). As security for the repayment of the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the "Preferred Shares"), to have been released based on the escrow and default terms of the Crisnic Note. The Company recently discovered that the Preferred Shares were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. Due to delays in raising financing, OSL was unable to meet the original repayment terms of the Crisnic Note. OSL has made intermittent payments and the current balance of $170,000 as of December 1, 2012 is currently due and payable. OSL is a wholly owned subsidiary of the Company. OSL is currently inactive with no assets. The Company and OSL received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012.Examination of the Company’s Articles of Incorporation, as amended (the “Articles”), has revealed that the Articles do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note in connection with a settlement. As of the date of this report, the Company has not heard anything further about the notice of default or assignment (see Note 6).

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

Note 2 – Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue and has working capital and stockholders’ deficiencies that raise substantial doubt as to its ability to continue as a going concern. The Company has less than $100,000 cash on hand which is not sufficient to fund ongoing operations. The Company expects a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the fourth quarter of 2013 to remain in business, of which we can give no assurance of success. The Company has been notified that OSL is in default on the Crisnic Note. The Company and OSL have not received any recent communication on these issues.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2012 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of OSL Holding, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended August 31, 2012 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2013 and August 31, 2012, the Company capitalized costs totaling $49,942 and $0 related to its website development, respectively. The Company placed the website into service in May 2013.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of May 31, 2013 and August 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – May 31, 2013	$–	$–	$2, 390,279	$2, 390,279

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – August 31, 2012	$–	$–	$250,970	$250,970

Vendor Concentration

As of May 31, 2013 and August 31, 2012, one vendor represented 27% and 32% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the period, basic and diluted loss per share is the same for the three and nine months ended May 31, 2013 and 2012, respectively.

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

Note 4 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company. The balance outstanding as of May 31, 2013 and August 31, 2012 was $82,860 and $14,727, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

As of August 31, 2012 the total remaining balance outstanding due to Exchange LLC under the Senior Note was $135,300, including accrued interest of $51,300.  During the nine months ended May 31, 2013, the Company issued a total of 15,250,000 shares of Common Stock at an average conversion price of $0.001 or $15,250 as partial repayment of the Senior Note. As of May 31, 2013, the total remaining balance outstanding due to Exchange LLC under the Senior Note was $126,034, including accrued interest of $57,284.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the creditor has not granted a concession and the modification is not substantial under the modified terms.

On April 4, 2012, as a result of the issuance of convertible debt to Panache Capital, LLC, the convertible option of the senior secured convertible note became tainted. Under ASC 815-15 “Derivative and Hedging”, it should be reclassified from equity to liability and the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings

As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. The fair value of the instrument related to the note converted totaling $452,935 was reclassified out of liabilities to equity and $7,385,118 was recorded as loss on derivative. The Company determined the fair value of the embedded conversion feature of the senior secured convertible note as of May 31, 2013 to be $1,992,918 and $4,939,265 was recorded as gain on derivative. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

Note 6 – Secured Promissory Note, In Default

 As part of the Share Exchange, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing.  Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of May 31, 2013 and August 31, 2012 was $170,000 which is currently due and payable.

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 Preferred Shares, to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. The Company recently discovered that the Preferred Shares were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. The Company and OSL received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012. Examination of the Articles has revealed that the Articles do not authorize any shares of preferred stock.  Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note in connection with a settlement. As of the date of this report, the Company has not heard anything further about the notice of default or assignment.

Note 7 – Convertible Notes

Convertible notes payable consist of the following as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Convertible notes payable, interest at 8% per annum (A) – related parties	$50,533	$116,600
Convertible notes payable, interest at 10% per annum (B)	307,352	260,600
Convertible notes payable, interest at 8% per annum (C)	-	67,465
Convertible notes payable	357,885	444,665
Less: note discount	(18,500)	(126,523)
Convertible notes payable, net of discount	$339,385	$318,142

(A) Asher Enterprises (Assigned on March 21, 2013)

During the period November 15, 2011 to May 31, 2013, the Company issued four unsecured convertible notes (the “Asher Notes”) to Asher Enterprises (“Asher”) in the aggregate amount of $135,500. The Asher Notes are due after one year and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Asher Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid.  At any time or times after 180 days from the date of the Asher Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock.  The conversion price will be based on a 49% discount to the average of the three lowest closing bid prices for the Company's Common Stock during the ten trading days immediately preceding a conversion date.

Each of the Asher Notes includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price.  The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the Company determined that the conversion price of the Asher Notes is not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

During the year ending August 31, 2012, $113,000 of the Asher Notes were issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2012 to be $251,241. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $138,741 of derivative liability created over the face amount of the Asher Notes was considered to be a debt issuance cost during the year ended August 31, 2012. As such the Company recorded an $113,000 valuation discount upon issuance.  During the year ended August 31, 2012, the Company amortized $34,338 of the discount and as of August 31, 2012, the remaining discount of $78,662 is offset against the balance of the notes for financial statement presentation.  During the period ended May 31, 2013 the Company further amortized $75,120 of the discount and as of May 31, 2013, the remaining discount of $3,542 is offset against the balance of the notes for financial statement presentation.

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

During the nine months ended May 31, 2013, the Company issued a total of 8,070,793 shares of Common Stock at an average conversion price of $0.01 or $87,910 and $7,769 as partial repayment of the Convertible Notes and accrued interest. As a result of the conversion, $601,609 of loss on conversion of debt and accrued interest was recognized during the nine months ended May 31, 2013. As of May 31, 2013, the total remaining balance was $50,533, including accrued interest of $7,769.

The Company determined the fair value of the embedded conversion feature of all the Asher Notes as of May 31, 2013 to be $79,428 and $115,275 was recorded as gain on derivative. As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. The fair value of the instrument related to the note converted totaling $108,039 was reclassified out of liabilities to equity. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

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

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the creditor has not granted a concession and the modification of the embedded conversion options does not fall in the scope of ASC 470-50.

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

The March and September Panache Note includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of Common Stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the September Panache Note is not a fixed amount because it is subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

During the nine months ended May 31, 2013, the Company issued a total of 4,018 shares of Common Stock at an average conversion price of $1.00 or $4,018 in partial repayment of the Panache Notes. As of May 31, 2013, the total remaining balance outstanding to Panache under the Panache Notes was $307,352, including accrued interest of $31,370.

The Company determined the fair value of the embedded conversion feature for the March and September Panache Notes as of May 31, 2013 to be 265,313 and $52,620, respectively. For the period ended May 31, 2013, $265,313 and $7,720 was recorded as loss on derivative for the March and September Panache Notes, respectively resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

(C) Continental Equities, LLC

On February 20, 2012, the Company issued an unsecured promissory note (the “Profectus Note”) to Profectus, LLC (“Profectus”) in the principal amount of $67,365. The Profectus Note is due on demand and bears interest at 8% per annum where interest accrues. On August 13, 2012, Profectus transferred and assigned the Profectus Note to Continental Equities, LLC (“Continental”). Pursuant to the terms of such transfer and assignment, the Company canceled the Profectus Note and issued a new convertible promissory note (the “Continental Note”) to Continental in the principal amount of $67,000, with a maturity date of June 30, 2013. The interest rate of the Continental Note is 8% per annum through the maturity date. The Continental Note is convertible into shares of the Company’s Common Stock commencing on a date that is 30 days after the issue date of the Continental Note, at a price equal to the average of the lowest two intraday trading prices for the Common Stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by Continental to the Company. The Continental Note is subject to customary anti-dilution and default provisions. In the event the Company defaults in the payment of the Continental Note, the interest rate shall be increased to 18% per annum.

During the nine months ended May 31, 2013, the Company issued a total of 279,196 shares of Common Stock at an average conversion price of $0.25 or $68,650 as full repayment of the Continental Note. As of February28, 2013, the balance outstanding to Continental was repaid.

Note 8 – Promissory Notes

On August 8, 2011, the Company issued an unsecured promissory note (the “Investor Note”) in the principal amount of $24,000 to a related party.  The Investor Note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2013, the total remaining balance outstanding under the April Investor Note is $27,436, including accrued interest of $3,436.

On April 15, 2013, the Company issued an unsecured promissory note (the “April Investor Note”) in the principal amount of $6,000 to a related party.  The April Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2013, the total remaining balance outstanding under the Investor Note is $6,089, including accrued interest of $89.

In May 2013, OSL Holdings, Inc. (the “Company”) issued promissory notes (the “May Notes”) in an aggregate principal amount equal to $60,000 (the “Principal Amount”) to two (2) accredited investors and one related party. The May Notes accrue simple interest at a rate of 12% per annum and are due and payable six (6) months from the date of their respective issuances. All past-due principal of the May Notes shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the May Notes (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the May Notes; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. The Company also issued 200,000 common shares to the related party as consideration for issuance of the promissory note. The Company determined the relative fair value of the common shares to be $8,571. As of May 31, 2013, the total remaining balance outstanding under the May Notes is $60,322 net of discount of $8,571, including accrued interest of $322.

On May 1, 2013, the Company issued an unsecured promissory note (the “May Investor Note”) in the principal amount of $10,000 to a private investor.  The May Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2013, the total remaining balance outstanding under the May Investor Note is $10,102, including accrued interest of $102.

On May 28, 2013, the Company issued a demand promissory note (the “Demand Note”) in an aggregate principal amount equal to $50,000 (the “Demand Note Principal Amount”) to an accredited investor, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the “Demand Noteholder”) demands repayment (the “Due Date”). Unpaid principal after the Due Date shall accrue interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Company or the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company's creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit. As of May 31, 2013, the total remaining balance outstanding under the Demand Note is $50,115, including accrued interest of $115.

On May 31, 2013, the Company issued a promissory note (the “Subsequent May Note” and together with the May Notes and the Demand Note, the “Notes”) in an aggregate principal amount equal to $100,000 (the “Subsequent May Note Principal Amount”) to an accredited investor, substantially in the form of the May Notes. The Subsequent May Note accrues simple interest at a rate of 10% per annum and is due and payable six (6) months from the date of its issuances, with the Company able to pay the Subsequent May Note Principal Amount in common stock of the Company discounted by 20%. As of May 31, 2013, the total remaining balance outstanding under the Subsequent May Note is $100,000.

Note 9 – Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Asher Notes and September Panache Note (described in Note 7), does not have a fixed settlement provision because conversion of the Asher Notes and the September Panache Notes will be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Asher Notes and the September Panache Note from the potential dilution associated with future financings.  In accordance with the FASB authoritative guidance, the conversion feature of the Asher Notes and the March and September Panache Note was separated from the host contract and recognized as a derivative instrument. The conversion feature of the Asher Notes and the September Panache Note has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of May 31, 2013 and August 31, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	At May 31, 2013	At Date of Issuance	At August 31, 2012
Conversion feature :
Risk-free interest rate	0.07%	0.25%	0.25%
Expected volatility	523%	215%	215%
Expected life (in years)	.1	1	.67
Expected dividend yield	0%	0%	0%
Fair Value :
Conversion feature	$2,390,279	$96,672	$250,970

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

The fair value of derivative liabilities arising upon the issuance of convertible notes during the period ended May 31, 2013 was $96,672, of which $44,172 was recorded as a debt issuance cost.  The Company determined the fair value of the derivative liabilities to be $2,390,279 as of May 31, 2013, and the Company recorded a loss for the change in fair value of derivative liabilities of $2,728,893 and $2,603,611 in the accompanying statement of operations for the three and nine months ended May 31, 2013, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of August 30, 2012	250,970
Change in fair value of derivative liability	2,603,611
Debt Discount	96,672
Settlement of derivative liability due to conversion of related notes	(560,974)
Derivative liabilities as of May 30, 2013	2,390,279

Note 10 – Commitment and contingencies

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

Note 11 – Capital Stock

Preferred Stock

As security for the Crisnic Note (see Note 6) due to an uncured event of default, the Company contracted to issue 650,001 Preferred Shares. Each Preferred Share would, among other things as provided in the Certificate of Designations relating to the Series A Preferred Stock: (i) carry voting rights 100 times of the Company’s common stock, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into 100 shares of common stock, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. The Company recently discovered that the Preferred Shares were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. Examination of the Company’s Articles has revealed that the Articles of Incorporation do not authorize any shares of preferred stock. Accordingly, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note in connection with a settlement. As of the date of this report, the Company has not heard anything further about the notice of default or assignment.

Common Stock

Common Stock Issued for Partial Repayment of Secured Convertible Notes

During the nine months ended May 31, 2013, the Company issued a total of 23,604,007 shares of Common Stock at an average conversion price of $0.03 or $785,207 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Notes 5 and 7 above.

Common Shares Issued to Private Investors

During the nine months ended May 31, 2013, the Company issued and sold 3,875,000 shares of common stock to accredited investors at an average share purchase price equal to $0.05, for a purchase price equal to $179,500.

Common Stock Issued for Officer Compensation and Services

During the nine months ended May 31, 2013, the Company issued a total of 67,800,000 shares of Common Stock to its officers and employees.  The shares were valued at the market price on the respective date of issuance, which averaged $0.01 per share, or $782,000.  The 67,800,000 shares of Common Stock were issued as stipulated in executive employment agreements dated January 2, 2013.

Common Stock Issued to Note Holder

In consideration of a note holder providing the Company with the principal amount (See Note 8), the Company issued an aggregate of 200,000 shares of common stock at an average per share purchase price of $0.08. The relative fair value of the share was $8,571 was recorded as debt discount and included in promissory note on the condensed consolidated balance sheets. The $8,571 will be amortized to interest expense over the term of the related note.

Common Stock Issued for Outside Services

During the nine months ended May 31, 2013, the Company issued a total of 3,935,616 shares of Common Stock at an average per share purchase price of $0.09, or $354,981. The Company issued these shares as payment for various outside services received including legal, investor relations, consultative and marketing related services. The Company recorded $346,981 and $354,981 in general and administrative expenses during the three and nine months ended May 31, 2013, respectively.

Note 12 – Subsequent Events

On June 21, 2013 (the “June Issue Date”), the Company issued a promissory note (the “June Note”) in an aggregate principal amount equal to $200,000 (the “June Principal Amount”). The June Note accrues simple interest at a rate of 10% per annum, is due and payable six (6) months from the June Issue Date (the “June Payment Date”) and unpaid principal after the June Payment Date shall accrue interest at a rate of 15% annually until paid. At the option of the holder of the June Note (the “June Note holder”) the June Note is convertible into shares of the Company’s common stock with a value equal to $400,000 based on the closing price for the Company’s common stock for the three (3) trading days prior to the June Payment Date. In consideration of the June Note holder providing the Company with the June Principal Amount, the Company also sold an aggregate of 400,000 shares of common stock for an aggregate purchase price equal to $400 pursuant to the terms and conditions of a Securities Purchase Agreement (the “June Purchase Agreement”) to the June Note holder.

On June 21, 2013, in connection with the satisfaction of $7,000 in existing debt, the Company issued 7,000,000 shares of common stock at per share price equal to $0.001 to an accredited investor pursuant to the terms of the existing debt obligations.

On June 26, 2013, in connection with their respective existing employment arrangements, the Board of Directors of the Company issued 6,005,000 shares of common stock to Mr. Robert Rothenberg and 11,000,000 shares of common stock to Mr. Steven Gormley each at a per share price equal to $0.01.

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

We have developed the thinkREWARDS™ platform (“Equality Rewards”), our first program, to empower shoppers to support diversity and equal rights every day by simply using a loyalty rewards card and app when they shop. We believe Equality Rewards will enable Lesbian, Gay, Bisexual and Transgender (“LGBT”) shoppers to not only save money on the go, but also to be active supporters of equal rights. We believe the Equality Rewards program will encourage shoppers to feel good about shopping at local retailers, saving money, and supporting their causes. We further believe that retailers will gain traffic and loyalty among active and savvy consumers. We seek to elevate the visibility of the rights we believe in by donating a percentage of the rewards redeemed.

As we continue to grow, we plan to operate additional real-time loyalty rewards platform that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions.  The Company plans on leveraging these business units to connect buyers, sellers as well as channels that will clearly differentiate itself from the competitive landscape so that each venture can scale revenues and their respective offerings to their specific market(s) or across markets.   When the Company has sufficient financial resources, it plans on bringing onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of entering our other lines of business.

An initial focus has been on building the foundations for the business units as well finalizing the development of the Equality Rewards platform.  The intent of each rewards program will be to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace.  The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The programs will allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2013 and May 31, 2012

Revenue

The Company had no revenues for the three months ended May 31, 2013 and May 31, 2012, respectively.

General and Administrative

General and administrative expenses were $737,137 and $669,939 for the three months ended May 31, 2013 and May 31, 2012, respectively.  The increase in expenses was related primarily to increased executive compensation, including stock based compensation and an increase in professional service expenses.

Interest Expense

Interest expense was $65,879 and $10,000 for the three months ended May 31, 2013 and May 31, 2012, respectively.  The increase in expenses was related to accrued interest on existing debt.

Loss on Conversion of Debt and Settlement of Accrued Interest

Loss on conversion of debt was $601, 609 for the three months ended May 31, 2013. This change is a non-cash expense reported on the statements of operations.  There was no such cost during the three months ended May 31, 2012.

Change in derivative liability

Change in derivative liability was $2,728,893 for the three months ended May 31, 2013. This change in derivative liability is a non-cash expense reported on the statements of operations.  There was no such cost during the three months ended May 31, 2012.

Recovery of Cost of Rescinded Acquisition

Recovery of costs on acquisition was $45,000 for the three months ended May 31, 2012. On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS. During the three months ended May 31, 2012, the Company received reimbursement of $20,000 in expenses from CDS and the cancellation of 500,000 shares issued to CDS which was originally recorded as an expense of $25,000.  No similar expense existed in the current year.

Net Loss

Our net loss for the three months ended May 31, 2013 was $3, 944,388.  By comparison, we had net loss of $820,739 for the three months ended May 31, 2012.  Our net loss was attributable to our lack of revenue together with increased general and administrative expenses, increased interest expense, loss on conversion of debt and settlement of accrued interest, and the change in value of our derivative liability, as discussed above.  We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Comparison of the Nine Months Ended May 31, 2013 and May 31, 2012

Revenue

The Company had no revenues for the nine months ended May 31, 2013 and May 31, 2012, respectively.

General and Administrative

General and administrative expenses were $2,032,519 and $995,530 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  The increase in expenses was related to $782,000 of non-cash stock based compensation expense related to common shares issued to Company executives as part of their employment agreements entered into in January 2013. The remaining increase in expenses of $213,530 mainly consisted of an increase of $354,981 in non-cash stock based compensation expense related to services received from outside parties and decrease in other miscellaneous operating expenses.

Loss on Impairment of Software Development Costs

During the nine months ended May 31, 2012, the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800.  No similar expense existed in the current year.

Interest Expense

Interest expense was $197,645 and $26,400 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  The increase in expenses was related to amortization of note discounts amounting to $160,522. Additionally, the Company recorded an expense of $37,123 for the nine months ended May 31, 2013, which reflects accrued interest on existing debt.

Loss on Conversion of Debt and Settlement of Accrued Interest

Loss on conversion of debt and settlement of accrued interest was $601,609 for the nine months ended May 31, 2013. This change is a non-cash expense reported on the statements of operations.  There was no such cost during the three months ended May 31, 2012.

Change in derivative liability

Change in derivative liability was $2,603,611 for the nine months ended May 31, 2013. This change in derivative liability is a non-cash expense reported on the statements of operations.  There was no such cost during the nine months ended May 31, 2012.

Cost of Reverse Merger

Cost of reverse merger was $647,880 for the nine months ended May 31, 2012. During the On October 10, 2011, the Company completed a Share Exchange Agreement (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000,000 shares of the Company’s common stock. The Company assumed certain obligations totaling $647,880. No similar expense existed in the current year.

Cost of Rescinded Acquisition

Loss on acquisition was $17,297 for the nine months ended May 31, 2012. On April 5, 2012, the Company announced that it was unable to complete a two year audit and was therefore actively seeking to divest its ownership in CDS.  During the nine months ended May 31, 2012, the Company incurred approximately $17,297 in expenses related to the acquisition. No similar expense existed in the prior year.

Net Loss

Our net loss for the nine months ended May 31, 2013 was $5,435,384.  By comparison, we had net loss of $1,872,907 for the nine months ended May 31, 2012.  Our net loss was attributable to our lack of revenue together with increased general and administrative expenses, increased interest expense, loss on conversion of debt and settlement of accrued interest, debt issuance costs, and the change in value of our derivative liability, as discussed above.  We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Liquidity and Capital Resources

The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to May 31, 2013. It also has a working capital deficit of $4, 656,864and stockholders’ deficit of $4,606, 922 at May 31, 2013. We have $93,026 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the fourth quarter of 2013 to remain in business, of which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. Our business plan involves adding qualified executives and rolling out various business units. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

In addition to the Crisnic Note, the Company has $820,843 of indebtedness with various short terms of repayment, including demand notes. We can give no assurance that we will generate revenues, if at all, sufficient to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Cash used in operating activities was $(383,367) and ($392,556) for the nine months ended May 31, 2013 and May 31, 2012, respectively. Cash was primarily used to fund our net losses from operations.

Cash used in investing activities was $(49,942) and $0 for the nine months ended May 31, 2013 and May 31, 2012, respectively. Cash was primarily used for the development of our website.

Cash provided from financing activities was $526,133 and $417,857 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  During the nine months ended May 31, 2013, we received cash of $278,500 from the issuance of promissory notes and convertible notes and the Company received $179,500 from the sale of common shares.  The Company also received $68,133 of operating loans from related parties.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in Note 8 to our financial statements filed with this Quarterly Report, during the nine months ended May 31, 2013, we issued a total of 23,604,007 shares of Common Stock at an average conversion price of $0.01 or $183,598 in the aggregate, as partial repayment of outstanding indebtedness.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

On April 15, 2013, the Company issued an unsecured promissory note (the “April Investor Note”), substantially in the form of the Demand Note, in the principal amount of $6,000 to a private investor.  The April Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2013, the total remaining balance outstanding under the Investor Note is $6,089, including accrued interest of $89.

On May 1, 2013, the Company issued an unsecured promissory note (the “May Investor Note”), substantially in the form of the Demand Note, in the principal amount of $10,000 to a private investor.  The May Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand.  As of May 31, 2013, the total remaining balance outstanding under the May Investor Note is $10,102, including accrued interest of $102.

Item 6.    Exhibits

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (2)

10.1	Amendment No. 2 to Senior Secured Convertible Note with Emerald Asset Advisors, LLC dated December 4, 2012 (2)

10.2	Marketing Agreement with LA Pride dated April 9, 2013 (3)

10.3	Letter Agreement with Christopher Street West dated April 9, 2013 (3)

10.4	Form of May Note (4)

10.5	Form of Demand Note (4)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 32.1).

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Schema

101.CAL +	XBRL Taxonomy Calculation Linkbase

101.DEF +	XBRL Taxonomy Definition Linkbase

101.LAB +	XBRL Taxonomy Label Linkbase

101.PRE +	XBRL Taxonomy Presentation Linkbase

(1) Filed on June 17, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2) Filed on December 14, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(3) Filed on January 18, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(4) Filed on June 11, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

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

Dated: July 22, 2013

OSL HOLDINGS INC.

By:	/s/ Bob Rothenberg
Bob Rothenberg President (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)