Form 10-K/A
period 2012-08-31
OSL HOLDINGS INC.
filed 2013-07-29
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐N o☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 29, 2012: $1,610,403

Number of the issuer’s Common Stock outstanding as of December 1, 2012:  117,121,248

TABLE OF CONTENTS

EXPLANATORY NOTE	1
PART II	2
Item 9A. Controls and Procedures	2
SIGNATURES	4
EXHIBITS TO FORM 10-K/A	4

Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of OSL Holdings, Inc. (the “Company” or “OSL”) for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2012 (the “2012 Form 10-K”). The purpose of this Amendment No. 1 is to clarify management’s evaluation of its internal controls and procedures over financial reporting, as required by Item 9A of Part II of the 2012 Form 10-K and Item 307 of Regulation S-K, which were determined to be not effective as of August 31, 2012.

This Amendment No. 1 has no effect on our consolidated statements of operations, statements of cash flows or balance sheets.

This Amendment No. 1 is limited in scope to Item 9A of Part II and does not amend, update or change any other items or disclosures contained in the 2012 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2012 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2012 Form 10-K.

PART II

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

Report of Management on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Certifying Officers evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective. Our internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and has concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

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

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends to hireon hiring the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence. Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in the 2012 Form 10-K fairly presents our financial position, results of operations and cash flows for the fiscal year ending August 31, 2012 in all material respect. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this Amendment No. 1 to be signed on its behalf to the undersigned, thereunto duly authorized.

Dated: July 29, 2013

OSL HOLDINGS INC.

By:	/s/ Eric Kotch
Eric Kotch
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBITS TO FORM 10-K/A

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

32.1	Section 1350 Certification of Principal Executive Officer (incorporated by reference to Exhibit 32.1 of Form 10-K (File No. 001-32658) filed December 14, 2012)

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 32.2 of Form 10-K (File No. 001-32658) filed December 14, 2012)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of Form 10-K (File No. 001-32658) filed December 14, 2012)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of Form 10-K (File No. 001-32658) filed December 14, 2012)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of Form 10-K (File No. 001-32658) filed December 14, 2012)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of Form 10-K (File No. 001-32658) filed December 14, 2012)

101.LAB	XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of Form 10-K (File No. 001-32658) filed December 14, 2012)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of Form 10-K (File No. 001-32658) filed December 14, 2012)

 4