Form 10-K
period 2013-08-31
OSL HOLDINGS INC.
filed 2013-12-16
CIK 1329957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-32658

OSL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Dutch Hill Road, Suite 13 Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 363-6776

60 Dutch Hill Road, Suite 15, Orangeburg, NY 10962

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2013: $3,922,781

Number of the issuer’s Common Stock outstanding as of December 16, 2013:  151,857,316

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2013

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

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

●	Our ability to continue as a going concern.
●	Our limited operating history, ability to achieve profitability and history of losses.
●	Our need for significant additional capital to fund our business plan.
●	Our ability to attract merchants and members to our loyalty program.
●	Economic conditions that have an adverse effect on consumer spending.
●

The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.  Business

Business Overview

We have been developing websites and other applications that are expected to collect and transmit real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels.

As part of our development efforts we launched our Equality Rewards loyalty rewards program to empower shoppers to support diversity and equal rights every day by simply using a loyalty rewards card and app when they shop. We built the www.equalityrewards.com website, mobile rendering site and Apple application which we launched for limited use in June 2013. We believe further development of Equality Rewards will enable shoppers to not only save money on the go, but also to be active supporters of equal rights. We believe the Equality Rewards program will encourage shoppers to feel good about shopping at local retailers, saving money, and supporting their causes. We further believe that retailers will gain traffic and loyalty among active and savvy consumers. We seek to elevate the visibility of the rights we believe in by donating a percentage of the rewards redeemed.

As we continue to develop additional real-time loyalty rewards platforms that can facilitate the earning and redemption of our currency at the point of the transaction (online, mobile, at retail) as well as on future transactions. We plan on leveraging these platforms to connect buyers, sellers as well as channels that will clearly differentiate themselves from the competitive landscape so that each platform can scale revenues and their respective offerings to their specific market(s) or across markets. When we have sufficient financial resources which we can give no assurance that we will be able to secure, we plan on bringing onboard additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of launching additional platforms.

Our rewards technology platform are expected to leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases. The intent of the rewards program is to design, develop, operate and market a loyalty program that is based on “reward currency” and is available for its members to earn and redeem in online ecommerce sites, brick and mortar retail stores, mobile and through other service providers. The offering is a combination of the loyalty program and the technology platform and marketplace. The benefits of the offering include a platform that can enable millions of members of the “loyalty program” to earn and redeem “reward currency” regardless of the payment method used when making a purchase (i.e. Visa, Amex, MasterCard, or cash) and to redeem the points both in retail stores, or when shopping online regardless of the payment method used to gain discounts on purchases. The program would allow retail merchants and online ecommerce site operators with a package of products and services for better business efficiency and for boosting sales and profitability.

We are also in discussions with potential acquisitions and strategic partnerships. The purpose of these discussions is to further secure major corporate contracts, access to additional membership bases, and expand our technology as well as retain the talent needed to execute our business strategy.

Our current business operations have created a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and “brick and mortar” stores) and consumer’s audiences to accelerate commerce and value. The goal is to take advantage of these cross platforms (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2B”), business to consumer (“B2C”), and public sectors (such as local, state and federal governments) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

We are still in the development stage and have only generated nominal revenues since inception. We have experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to August 31, 2013. We also have a working capital deficit and stockholders’ deficit of $5,335,891, less than $71,000 in cash at August 31, 2013 and have been notified that we are in default on the Crisnic Note (discussed below). We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2014 to remain in business, and we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our ability to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur liabilities with certain related parties to sustain its existence.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe our current available cash along with anticipated future revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Our Strategy

Our comprehensive corporate strategy is focused to generate attractive economic returns by capitalizing on our unique business model in collecting marketing fees and transmitting real-time consumer and business data, through our loyalty rewards platform. We are creating a distributed model allowing purchases online, at retail, on mobile phones for B2C, and non-profit/charitable companies. The goal is to become the leading provider of loyalty rewards in vertical markets (such as lesbian, gay, bisexual, and transgender, or LGBT) as well as consumer and business sales data in the channels we focus in. The key elements of our strategy are:

●

Expand our partner base. We intend to increase our market share by adding new partners with strong brand franchises who are seeking to leverage our loyalty rewards or real time data to generate revenues as well as provide value to their customers or audience. New partners could include companies with major brand names in specialty and full-line retail, consumer products, non-profits, membership companies.

●

Internet and media. We plan to explore the feasibility of launching additional rewards platform and shopping initiatives for different vertical markets after evaluating the performance of our recently launched website as funding permits.

●

Promote online/offline brands. We intend to build awareness and drive traffic to our businesses by capitalizing on the brand assets, large marketing databases and retail traffic of our partners. We will feature and promote our partners brand and/or URL’s in our marketing and communications materials. We also plan to continue to selectively use a variety of online and offline marketing strategies to reach prospects, including but not limited to search marketing, direct mail, public relations, email programs and affinity relationships.

We believe our loyalty program initiative will drive repeat purchases as purchasers become increasingly satisfied with their reward experiences and tools to transact business.

●

Enhance the online transaction experience. We plan to continually enhance and expand our digital footprint to address the evolving needs of our customers. We plan to continue to invest in technology to maximize the flexibility and speed to market of our website www.equalityrewards.com as well as future websites that will may launch. We intend to improve the presentation of our product offerings by taking advantage of the unique characteristics of the internet as a retail/selling medium. Specifically, we plan to develop features that improve the functionality, speed, navigation and ease of use of our websites.

●

Pursue growth by acquisitions or development of new business units. From time to time we will assess strategic development and acquisitions that are aligned with our goal of increasing our partner and customer base and/or expanding our product offerings.

Our strategy for each initiative will be specific to that business goal, vertical or industry segment with the common threads of capturing and transmitting of real-time data, innovative use of technology, revenue scalability and access to deep audience segments. For example, our strategy for Equality Rewards will rely heavily on internet marketing and our strategy for large membership bases will rely more heavily on relationships and leveraging our cross medium added value benefits such as rewards, consumer data or sales data.

Equality Rewards

Our Equality Rewards technology platform is expected to provide businesses with the ability to drive more business by issuing and/or redeeming the reward currency to/from customers when shopping at the retail store, on their mobile phone or online. Funding availability will help determine when we can expand development of our rewards technology platform that would further leverage current and developing business relationships within the diversity and affinity marketplaces that have substantial membership bases. Further development of the Equality Rewards platform is needed to add marketing tools (customer resource management and mobile notification) and platform scalability to higher website traffic.

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

Businesses would not need to make our rewards program the exclusive rewards programs. We will enter into marketing agreements with prospective partners for exclusive and endorsed programs but it is not required. The benefit to the partner for exclusive use of our program is higher revenue sharing on the program. The competitive advantages of our program versus other programs a partner may use would vary based on the program the partner is then running. Advantages of our program are that our program is merchant (retailer) funded versus partner funded, the rewards will be portable from merchant to merchant—rewards earned by spending at one merchant can be redeemed at another merchant, revenue sharing for usage of issued rewards, as well as deminimus cost for the rewards issuer or partner.

One of the advantages for partners is revenue sharing from issuance of rewards when redeemed, as we share a percentage of revenue received from merchants with the issuers of the rewards. The market rates for merchants to redeem our member rewards will vary, but will be a percentage of the amount of discount redeemed; typically 25% of the equivalent redemption dollar amount. Additionally, we will also allow merchant partners to pay flat rate advertising fees or CPM’s (cost per thousand of advertised audience) rates for advertising space to increase exposure of their products/services or advertisements to members.

Our Products

Equality Rewards

Equality Rewards will offer customers a funded and merchant funded loyalty and rewards programs to general customers, as well as create and operate a vertical segment (such as LGBT) consumer loyalty and rewards program focused around everyday rewards to the end consumer for business to consumer transactions with a cause marketing component.

Marketing

General

Our marketing will vary for each business initiative but we generally plan to build awareness and drive traffic to our businesses by capitalizing on the brand assets, large marketing databases and transactional traffic of our partners. We also plan to continue to selectively use a variety of online and offline marketing strategies to reach prospects, including but not limited to search marketing, direct mail, public relations, email programs and affinity relationships.

We have begun to market our Equality Rewards business through partnerships and a business development team who will utilize their current relationships to reach out to contacts and present our product offerings to merchants, brands, advocacy groups, and corporations. As we secure more merchants and membership partners we will utilize the marketing programs outlined in our marketing section.

Customers

We currently have over 1,500 customers, 80 merchants and membership partnerships that we manage.

Employees

As of December 1, 2013, we have three full time employees.

Intellectual Property

The Company has no intellectual property.

Our Corporate History and Background

We were originally incorporated in Nevada on November 22, 2004 as Maneki Mining (“Maneki”), a development stage company in the business of mineral exploration. In August 2006, Red Rock Pictures, Inc. consummated a share exchange agreement, whereby 100% of its shares were acquired by Maneki in exchange for 1,800,000 shares of Maneki. On October 31, 2006, Maneki changed its name to Red Rock Pictures Holdings Inc. Red Rock Pictures, Inc. was incorporated on August 18, 2006 under the laws of the State of Nevada and was acquired by Red Rock Pictures Holdings Inc. on August 31, 2006. Following the acquisition of Red Rock Pictures, Inc., we engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials.

Office Supply Line, Inc. (“OSL”), our wholly owned subsidiary was incorporated pursuant to the laws of the State of Nevada on September 16, 2010.

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

On October 17, 2011, we changed our name to OSL Holdings Inc to more accurately reflect our new business operations.

Effective January 9, 2013, we completed a reverse split of our outstanding shares of Common Stock. As a result of the reverse stock split, every one thousand shares of our common stock was combined into one share of common stock.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.  Properties

Our principal executive office is comprised of approximately 2,000 square feet of office space located at 60 Dutch Hill Rd., Orangeburg, NY 10962 pursuant to a lease that expires on July 31, 2014. We pay rent for this office in the amount of $2,000 per month We believe that our facilities are adequate to meet our current needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is traded on The OTCQB tier of the OTC Markets under the symbol “OSLH.” As of December 4, 2013, 147,302,286 shares of our common stock were issued and outstanding. The Company is not authorized to issue preferred shares.

Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2013
First quarter ended November 30, 2012	$12.00	$1.00
Second quarter ended February 28, 2013	$1.20	$.00
Third quarter ended May 31, 2013	$.49	$.03
Fourth quarter ended August 31, 2013	$.05	$.01

Fiscal Year 2012
First quarter ended November 30, 2011	$500.00	$70.00
Second quarter ended February 29, 2012	$500.00	$52.00
Third quarter ended May 31, 2012	$109.00	$41.00
Fourth quarter ended August 31, 2012	$50.00	$10.20

Holders

As of December 1, 2013, there were approximately 88 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On June 5, 2013 the Company issued 1,000,000 shares of its common stock upon conversion of $1,000 of the amounts due under the senior secured convertible note held by The Exchange LLC.

On August 13, 2013 the Company issued 10,100,000 shares of its common stock upon conversion of $10,100 of the amounts due under the senior secured convertible note held by The Exchange LLC.

These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.  Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have been developing websites and other applications that are expected to collect and transmit real-time consumer and business sales data that facilitates the ability to sell data, manage electronic marketplaces, operate real-time loyalty rewards and transact with buyers in multiple channels.

As part of our development efforts we launched our Equality Rewards loyalty rewards program to empower shoppers to support diversity and equal rights every day by simply using a loyalty rewards card and app when they shop. Our Equality Rewards loyalty program is a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and brick and mortar stores) and consumer’s audiences to accelerate commerce and value. The goal is to take advantage of these cross platform (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2B”), business to consumer(“B2C”), and public sector such as govt.) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products)commerce companies to enhance the overall offering of each.

We built the www.equalityrewards.com website, mobile rendering site and Apple application which we launched for limited use in June 2013 to target the lesbian, gay, bisexual, and transgender, or LGBT vertical market. We believe further development of Equality Rewards will enable shoppers to not only save money on the go, but also to be active supporters of equal rights. We believe the Equality Rewards program will encourage shoppers to feel good about shopping at local retailers, saving money, and supporting their causes. We further believe that retailers will gain traffic and loyalty among active and savvy consumers. We seek to elevate the visibility of the rights we believe in by donating a percentage of the rewards redeemed.

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

Recent Developments

To further develop revenue opportunities and technology capabilities we entered a services and revenue sharing agreement on November 8, 2014 with the Bump Network to provide premium membership technology, membership management and national merchant relationships for our audience on a revenue share basis.

To expand our consumer and LGBT reach we completed a marketing and endorsement agreement with Heritage of Pride (NY Pride) on September 15, 2013 which gives us access to event attendees and sponsor brands. Heritage of Pride and the NYC Pride events and parade has over 2 million attendees and 360 participating organizations. Heritage of Pride is a wholly volunteer-managed, non-partisan, tax-exempt, not-for-profit corporation that organizes Lesbian, Gay, Bisexual and Transgendered Pride events in New York City to commemorate and celebrate the Stonewall Riots.

On October 22, 2013 we signed a collaboration and revenue sharing agreement with EMT (Emerging Media Technologies) to further advertising technologies available to us as well as brand relationships for the Equality Rewards platform.

We believe that these initiatives will enable us to achieve growth in our partner and customer base leading to increasing revenues in fiscal 2014.

Results of Operations

Comparison of the Twelve Months Ended August 31, 2013 and August 31, 2012

General and Administrative

General and administrative expenses were $3,526,359 and $1,424,793 for year ended August 31, 2013 and 2012, respectively.  The increase in expenses was primarily related to $1,468,800 of non-cash stock based compensation expense related to common shares issued to Company executives as bonuses and as part of their employment agreements entered into in January 2013. The remaining increase in expenses of $632,766 mainly consisted of an increase of $474,981 in non-cash stock based compensation expense related to services received from outside parties and increased expenses related to marketing and promotional activities and professional fees.

Impairment of Software Development Costs

During the year ended August 31, 2012, the Company determined that a website we were developing for our office supply line business was not going to be utilized and recorded a charge of $185,800.  No similar expense existed in the current year.

Interest Expense

Interest expense was $317,891 and $178,511 for the year ended August 31, 2013 and 2012, respectively.  The increase in expenses was due to the increase in debt and the amortization of note discounts amounting to $303,777.

Loss on Conversion of Debt and Settlement of Accrued Interest

Loss on conversion of debt and settlement of accrued interest was $755,978 for the year ended August 31, 2013. This change is a non-cash expense reported on the statements of operations.  No similar expense existed in the prior year.

Gain on Settlement of Debt

Gain on settlement of debt was $21,700 for the year ended August 31, 2013. The change is reported in the statements of operations. No similar gain existed in the prior year.

Change in derivative liability

Loss on derivative liability was $5,900,560 and gain on derivative liability was $7,540 for the year ended August 31, 2013 and 2012, respectively. This change in derivative liability is a non-cash expense reported on the statements of operations.

Cost of Reverse Merger

Cost of reverse merger was $647,880 for the year ended August 31, 2012 as a result of the Company’s October 10, 2011 acquisition of OSL. The Company assumed certain obligations totaling $647,880 in connection with that acquisition. No similar expense existed in the year ended August 31, 2013.

Cost of Rescinded Acquisition

Loss on acquisition was $27,297 for the year ended August 31, 2012. On April 5, 2012, the Company announced that it was unable to complete a two year audit of a company it sought to acquire and abandoned the planned acquisition. The $27,297 reflects the Company’s expenses related to the acquisition which it reflected as a charge for cost of abandoned acquisition. No similar expense existed in the current year.

Net Loss

Our net loss was $10,479,088 and $2,602,251 for the year ended August 31, 2013 and 2012, respectively. Our net loss was attributable to our lack of revenue together with increased general and administrative expenses, increased interest expense, loss on conversion of debt and settlement of accrued interest, debt issuance costs, and the change in value of our derivative liability, as discussed above.  We expect to continue to incur net losses until such time as we can begin generating revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to August 31, 2013. It also has a working capital and stockholders’ deficit of $5,335,891 at August 31, 2013. We have less than $71,000 cash on hand which will not last. We expect a burn rate of at least $125,000 per month and will need to raise at least $500,000 by the end of the second quarter of 2014 to remain in business, for which we can give no assurance of success.  Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. Our business plan involves adding qualified executives and rolling out various rewards platforms. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has incurred and continues to incur substantial indebtedness in order to finance its operations. As of August 31, 2013 the Company’s total current liabilities were $5,409,108, an increase of $3,564,968 from the year ended August 31, 2012 with a working capital deficit of $5,335,891. See Note 5 – Advances from Related Parties, Note 6 – Senior Secured Convertible Note, Note 7 – Secured Promissory Note, In Default, Note 8 – Convertible Notes, Note 9 Promissory Notes, Note 10 – Promissory Notes with Related Parties and Note 11 – Derivative Liability of the Company’s financial statements appearing elsewhere in this Report.

Net cash used in operating activities was $688,143 and $511,029 for the years ended August 31, 2013 and 2012, respectively. Cash was primarily used to fund our net losses from operations.

Net cash provided by financing activities was $758,158 and $510,084 for the years ended August 31, 2013 and 2012, respectively.  During the year ended August 31, 2013, we received cash of $628,500 from the issuance of promissory notes and convertible notes which was offset by $35,000 in payments of promissory notes and convertible notes. The Company also received $179,500 from the sale of common shares and made net payments of $14,842 on operating loans from related parties.

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

The Company will require additional capital, either through debt or private placements, in order to meet its substantial debt obligations and execute its business plan. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Off Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

Our Financial Statements are annexed to this Report as pages F-1 through F-18. An index to such materials appears on page 24.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

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

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

-	Segregation of Duties and Lack of Control Processes That Provide for Multiple Levels of Supervision and Review

-- As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-

Maintenance of Current Accounting Records -- This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends to hire on hiring the necessary staff to address the weaknesses once additional capital is obtained which will allow full operations to commence. Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly presents our financial position, results of operations and cash flows for the fiscal year ending August 31, 2013 in all material respect. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

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

The Company is not an "accelerated filer" for the fiscal year ended August 31, 2013 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Robert H. Rothenberg, Jr.	42	Chief Executive Officer and Director
Eric Kotch	54	Chief Financial Officer, Treasurer, Secretary and Director
Steven Gormley	46	President – Equality Awards Division and Director
Eli Feder	57	Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors.

Robert H. Rothenberg, Jr. has been our President since January 2012 and since June 20, 2013 our Chief Executive Officer and a Director. Mr. Rothenberg has over 20 years of marketing and operational experience. He transitions out of LSF Interactive, a global digital marketing agency, where he was Managing Director of their U.S. operations from January 2010 to January 2012. Mr. Rothenberg was involved in three acquisitions while with LSF, while strengthening their US operations and client roster, gaining momentum and turning it profitable. He helped LSF achieve gains in gross revenues and gross profits by expanding profitable engagements with Fortune 1000 companies. Prior to LSF, Mr. Rothenberg was Managing Director of Unreal Marketing from 2002 to 2010. Prior to his work at Unreal Marketing, Mr. Rothenberg served as Vice President of Marketing & Business Development at GSI Commerce, Inc. from 1999 to 2002 helping clients such as JP Morgan Chase, the NFL, L'Oreal, Core Logic, Morgan Stanley (Discover Card), Career Education Corporation, Penske and Warnaco Brands (Speedo, CKU and CK Jeans). As one of the first employees hired after the formation of GSI Commerce in 1999 and during his tenure at GSA Commerce, Mr. Rothenberg helped launch the company and grow the foundation of the business that became an e-commerce powerhouse that was acquired by eBay in 2011 for $2.4 billion. Prior to his work for GSI Commerce, Mr. Rothenberg worked for the National Basketball Association (NBA) from 1995 to 1999 where he launched and managed NBA Properties Direct to Consumer (DTC) business initiatives which included printed catalogues, e-commerce websites, projects for their retail store on 5th Avenue and a database partnership with Sport Illustrated. Mr. Rothenberg earned a Bachelors of Science Degree in 1993 at the University of StonyBrook and a Masters Degree in 1995 at Adelphi University.

Eric Kotch has been our Chief Financial Officer, Secretary, Treasurer and Director of the Company since October 2011. Mr. Kotch has over 20 years of experience in finance and marketing. From 2009 to 2012 Mr. Kotch was a manager of Vesuvio Import Company and Beverage Investment Group, LLC which was engaged in the business of marketing and selling wine. In addition, Mr. Kothch was a principal of Express Capital Corporation and Anvil Mortgage Banking Ltd. (“Anvil”) where he held various positions from 1986 to 2001. At Anvil, Mr. Kotch had particular success through homebuyer seminar marketing. Mr. Kotch founded Black Diamond Enterprises, LLC (“BDE”) in 2001 which he continues to operate as a small venture capital company that finances and markets innovative technologies. BDE created and marketed the patented Owl Optical Wallet Light. Approximately three million OWLs have been sold worldwide through direct response marketing. Mr. Kotch is a graduate of the Wharton School and the University of Pennsylvania Law School and has been a member of the New York State Bar since 1985.

Steven Gormley has been an employee of the Company since January 2013, President of our Equality Rewards division since January 2013, a director since June 20, 2013 and a consultant from July 2012 until January 2013. Mr. Gormley has nearly twenty years experience developing, branding, marketing, launching, managing and operating businesses in the US and international markets. Mr. Gormley has also served as a partner in GB Strategic LLC, a business consultancy firm since August 2011. Prior to that, in 2008 Mr. Gormley founded Zamaneth Media Consulting, a branded entertainment company, where he served as its Chief Executive Officer until October 2011. Prior to that from 2005 to 2008 Mr. Gormley served as Managing Director for Medical Capital Holdings. From 2004 to 2005 Mr. Gormley served as Managing Director for a branded entertainment company called Seed, a subsidiary of Backyard Holdings, a commercial production company. Steve Gormley also served as Managing Director at American Entertainment Partners from 2000 to 2004.where he was responsible developing, branding, marketing, launching, managing and operations for these companies. Mr. Gormley, received a Bachelors of Arts Degree in Political Science from Gettysburg College in 1989 and continued studies in the Chinese language and literature and the privatization of the former Soviet Union.

Eli Feder has been our Chief Executive Officer (a position he resigned on April 1, 2013), and Director of the Company since October 2011 and our president from October 2011 through January 2012. He was the founder of Infinity Network and served as its Chairman from September 2006 through May 2008. Mr. Feder has launched several successful companies in the food service and marketing industries. His experiences from which include co-founding Quality Care, a nursing staffing firm startup, in the New York Metropolitan Area and participating successfully in the development of several food products for that have been commercialized (e.g., a peanut butter and jelly cookie was conceived and sold to Smuckers). Mr. Feder served as Director of Business Development for Splitstream Technologies in 2002 and 2003; the underlying technology that powered Countonme, a registered card program. He has since acquired the technology for use by Infinity Network. Mr. Feder was named one of the “Top 40 Businessmen Under 40” by Entrepreneur Magazine in 1989.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the fiscal year ended August 31, 2013, except that Mr. Rothenberg was not timely in filing his initial statement of beneficial ownership on Form 3 when appointed as president of the Company.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 11.  Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended August 31, 2013 and 2012:

•	our principal executive officer or other individual serving in a similar capacity during fiscal 2013;

•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at August 31, 2013 whose compensation exceed $100,000; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2013.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718 (formerly FAS 123R). None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in the aggregate in fiscal 2013 and fiscal 2012. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2013 and fiscal 2012 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in the notes to our audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended August 31, 2013. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Total ($) (f)
Eli Feder (1)	2013	$135,000	$-	$262,000	$397,000
Director	2012	$145,500	$25,000	$-	$170,500

Eric Kotch (2)	2013	$180,000	$-	$276,700	$456,700
Chief Financial Officer, Treasurer, Secretary and Director	2012	$145,500	$25,000	$-	$170,500

Robert H. Rothenberg, Jr. (3) CEO and Director	2013	$240,000	$-	$390,200	$630,200
	2012	$200,000	$-	$96,250	$296,250

Steve Gormley (4) President – Equality Awards Division and Director	2013	$160,000	$-	$540,000	$700,000
	2012	$-	$-	$-	$-

 __________

(1)

Mr. Feder resigned as our Chief Executive Officer on April 1, 2013. For the year ended August 31, 2013, Mr. Feder received $0 in cash and the balance of the cash portion of his salary of $135,000 earned prior to his resignation was accrued. Mr. Feder received 21,300,000 shares of common stock, valued at $262,000 as provided for in his employment agreement dated January 10, 2013. The shares were issued at an average market price of $0.012 per share. For the year ended August 31, 2012, Mr. Feder received $15,500 in cash and any balance of the cash portion of his salary of $145,500 was accrued. Mr. Feder also received 2,833 shares of common stock, in lieu of cash compensation owed valued at $85,000. The shares were issued at an average market price of $30.00 per share.

(2)

For the year ended August 31, 2013, Mr. Kotch received $0 in cash and any balance of the cash portion of his salary of $180,000 was accrued. Mr. Kotch received 21,800,000 shares of common stock, valued at $276,700 as provided for in his employment agreement dated January 10, 2013. The shares were issued at an average market price of $0.013 per share.   For the year ended August 31, 2012, Mr. Kotch received $15,500 in cash and any balance of the cash portion of his salary of $145,500 was accrued. Mr. Kotch also received 2,833 shares of common stock, in lieu of cash compensation owed valued at $85,000. The shares were issued at an average market price of $30.00 per share.

(3)

Mr. Rothenberg was appointed as our Chief Executive Officer and a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Rothenberg received $122,000 in cash and balance of the cash portion of his $240,000 salary was accrued.  Mr. Rothenberg also received 21,005,000 shares of common stock of which 15,000,000 shares, valued at $150,000 as provided for in his employment agreement dated January 10, 2013. Additionally, 6,005,000 shares, valued at $240,200, were issued as a bonus. The shares were issued at an average market price of $0.04 per share.  The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets. For the year ended August 31, 2012, Mr. Rothenberg received $20,000 in cash and any balance of the cash portion of his salary of $200,000 was accrued. Mr. Rothenberg also received 2,375 shares of common stock of which 708 shares, valued at $96,250, as provided for in his employment agreement dated January 17, 2012.  Additionally, 1,667 shares, valued at $50,000, were issued in lieu of cash compensation owed. The shares were issued at an average market price of $30.00 per share.

(4)

Mr. Gormley was appointed as a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Gormley received $147,000 in cash and any balance of the cash portion of his salary of $160,000 was accrued..  Mr. Gormley also received 21,000,000 shares of common stock of which 10,000,000 shares, valued at $100,000, were issued per his employment agreement dated January 10, 2013. Additionally, 11,000,000 shares, valued at $440,000, were issued as a bonus. The shares were issued at an average market price of $0.04 per share.  Mr. Gormley began his employment with the Company as a consultant in July 2012.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2013.

Employment Agreements

Our Board of Directors approved employment agreements with three executive officers and key employees.  A summary of these follows:

Eric Kotch – Under the terms his January 10, 2013 employment agreement, our CFO, Eric Kotch, will receive a monthly cash salary of $15,000. In addition, Mr. Kotch will be issued 100,000 shares of common stock per month.  As additional compensation under the agreement, Mr. Kotch was issued 21,000,000 shares of common stock on or about January 10, 2013.  The agreement acknowledged that the Company owed Mr. Kotch $105,000 cash salary as of the date of the agreement. At any time during his employ, Mr. Kotch may convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  The agreement also provides for payment of a discretionary bonus as may be determined by the board of directors, participation in health and other medical plans available to other key executive employees of the company and four weeks of vacation and five personal days per year. If Mr. Kotch is terminated without cause, he will be entitled to 24 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Kotch agreed to a one year national non-competition covenant. The term of the agreement commenced on January 2, 2013 and ends on January 2, 2014 which term automatically renews for two consecutive one year periods unless one party notifies the other not more than 270 days and not less than 90 days before the end of a term of such party’s intention not to renew.

Eli Feder – Under the terms of his January 10, 2013 employment agreement, our former CEO, Eli Feder, was entitled to receive a monthly cash salary of $15,000. In addition, Mr. Feder’s employment agreement required us to issue 100,000 shares of common stock per month during the term of his employment.  As additional compensation under the agreement, Mr. Feder was also issued 21,000,000 shares of common stock on or about January 10, 2013.  The agreement acknowledged that the Company owed Mr. Feder $105,000 cash salary as of the date of the agreement. At any time during his employ, Mr. Feder was entitled to convert any amounts owed to him under the agreement into shares of common stock at conversion price which is a 70% discount from the average closing price of our common stock during the five trading days preceding the conversion.  The agreement also provides for payment of a discretionary bonus as may be determined by the board of directors, participation in health and other medical plans available to other key executive employees of the company and four weeks of vacation and five personal days per year. Mr. Feder voluntarily terminated his employment agreement with the company as its CEO on April 1, 2013 but remains on our Board of Directors.

Steven Gormley – Under the terms of his January 2, 2013 employment agreement, the President of our Equality Awards Division, Mr. Gormley, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Gormley was also issued 10,000,000 shares of common stock on or about January 10, 2013.  These shares were issued in five stock certificates of 2,000,000 shares each, and will be distributed to Mr. Gormley at a rate of 2,000,000 shares per month commencing February 1, 2013. The agreement acknowledged that the Company owed Mr. Gormley $33,250 cash salary as of the date of the agreement.  In the event of a change of control, all outstanding shares owed to Mr. Gormley shall vest. The agreement also provides for payment of a discretionary bonus as may be determined by the board of directors and participation in health and other medical plans available to other key executive employees of the company. If Mr. Gormley is terminated without cause, he will be entitled to 12 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Gormley agreed to a one year non-competition covenant.

Robert Rothenberg – Under the terms of his January 2, 2013 employment agreement, our Chief Executive Officer, Mr. Rothenberg, will receive a monthly cash salary of $20,000.  As additional compensation under the agreement, Mr. Rothenberg was also issued 15,000,000 shares of common stock on or about January 10, 2013.  Of these shares, 7,500,000 were to be delivered to Mr. Rothenberg upon execution of the agreement.  We agreed to issue the remaining 7,500,000 shares in six stock certificates of 1,500,000 shares each, and were distributed to Mr. Rothenberg at a rate of 1,500,000 shares per month commencing February 1, 2013. The agreement acknowledged that the Company owed Mr. Rothenberg $200,000 in cash salary as of the date of the agreement. The agreement also provides for payment of a discretionary bonus as may be determined by the board of directors and participation in health and other medical plans available to other key executive employees of the company.  If Mr. Rothenberg is terminated without cause, he will be entitled to 12 months’ salary and six months of medical benefits as a severance.  As part of the agreement, Mr. Rothenberg agreed to a one year non-competition covenant.

Compensation of Directors

The Company’s directors received no compensation. Directors who are or were also employees (Messrs. Rothenberg, Kotch, Gormley and Feder) are not paid for board service in addition to their regular employee compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 4, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Eric Kotch (2) (3)	21,025,298	14.27%

Eli Feder (3)	21,021,430	14.27%

Robert H. Rothenberg, Jr. (3)	21,007,521	14.26%

Steve Gormley (3)	21,000,000	14.26%

All directors and executive officers as a group (4 people)	84,054,249	57.06%

Richard Barsom (4)	14,421,000	9.79%

(1)

Based on 147,302,286 shares of common stock issued and outstanding as of December 4, 2013. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Mr. Kotch personally owns 3,723 shares and through his wife, Andrea Kotch, is the beneficial owner of the 21,021,575 shares owned by ARMK, LLC.

(3)	The address for each such person is c/o the Company, 60 Dutch Hill Rd, Suite 13, Orangeburg, NY 10963.

(4)	The address for Mr. Barsom is 322 West 14th Street, New York, NY 10014.

Changes in Control

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control, other than those set forth above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We also engage in a number of transactions with related parties in the ordinary course of our business, including:

•	from time to time the company received funding from related parties. At August 31, 2013 we owed an aggregate of $63,500 to related parties for advances;
•	We issued convertible promissory notes to related parties for loans to us. At August 31, 2013 the amount due under convertible notes held by related parties was $47,590;
•

We issued promissory notes to related parties for loans to us. At August 31, 2013 the  amount due under promissory notes held by related parties was $100,000. The promissory notes are due on demand and bear interest at rates ranging from 8% to 12%. In connection with the issuance of a promissory note to a related party on May 13, 2013, we issued 200,000 shares of our common stock as additional consideration for the loan. See Note 10 to the Consolidated Financial Statements appearing elsewhere in this Report;

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

Messrs. Rothenberg, Kotch, Gormley and Feder are not considered to be independent because they are current or former employees of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accountant Fees and Services

Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended August 31, 2013 and August 31, 2012.

	2013	2012
Audit Fees	$32,489	$28,145
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total	$32,489	$28,145

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and Securities and Exchange Commission regulatory filings or engagements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Other Fees – This category consists of fees for the audits on the financial statements of our client companies and all other miscellaneous items.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     Exhibits:

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.3	Certificates of Amendment to Articles of Incorporation and Certificate of Designation	Incorporated by reference to Form 10-K filed on December 14, 2012

10.1	Convertible Note dated January 20, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012

10.2	Convertible Note dated June 15, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012

10.3	Convertible Note dated July 17, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012

10.4	Convertible Note dated November 8, 2012 with Asher Enterprises	Incorporated by reference to Form 8-K filed on November 14, 2012

10.5	Convertible Note dated March 5, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on March 15, 2012

10.6	Convertible Note dated April 10, 2012 with Panache Capital	Incorporated by reference to Form 10-K filed on December 14, 2012

10.7	Convertible Note dated April 18, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on April 20, 2012

10.8	Convertible Note dated April 26, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on May 1, 2012

10.9	Amendment to Convertible Notes dated September 21, 2012 with Panache Capital	Incorporated by reference to Form 10-K filed on December 14, 2012

10.10	Convertible Note dated August 13, 2012 with Continental Equities	Incorporated by reference to Form 8-K filed on September 25, 2012

10.11	Promissory Note dated October 10, 2011 with Crisnic Fund, S.A.	Incorporated by reference to Form 10-K filed on December 14, 2012

10.12	Stock Purchase Agreement with Asher Enterprises dated November 8, 2012	Incorporated by reference to Form 8-K filed on November 14, 2012

10.13	Office Lease Agreement dated March 11, 2012	Incorporated by reference to Form 10-K filed on December 14, 2012

10.14*	Employment Agreement dated January 17, 2012 with Robert H. Rothenberg	Incorporated by reference to Form 10-K filed on December 14, 2012

10.15	Senior Secured Convertible Note dated December 28, 2008 with The Exchange LLC (as assignee of Emerald Asset Advisors, LLC)	Incorporated by reference to Form 10-K filed on December 14, 2012

10.16	Amendment No. 1 to Senior Secured Convertible Note dated as of October 12, 2011 with The Exchange LLC	Incorporated by reference to Form 10-K filed on December 14, 2012

10.17	Amendment No. 2 to Senior Secured Convertible Note dated as of December 4, 2012 with The Exchange LLC	Incorporated by reference to Form 10-K filed on December 14, 2012

10.18*	Employment Agreement with Eric Kotch dated January 10, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

10.19*	Employment Agreement with Eli Feder dated January 10, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

Exhibit No.	Title of Document	Location

10.20*	Employment Agreement with Steven Gormley dated January 2, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

10.21*	Employment Agreement with Bob Rothenberg dated January 2, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

10.22	Assignment, Termination and Release Agreement, dated March 21, 2013 OSL Holdings, Inc. Asher Enterprises, Inc., Samuel Kotch and Benjamin Kotch	Incorporated by reference to Form 8-K filed on March 27, 2013

10.23	Consent to Assignment with Samuel Kotch and Benjamin Kotch dated March 21, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.24	Marketing Agreement with Outfest dated February 13, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.25	Marketing Agreement with One Good Love, Inc. dated March 6, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.26	Marketing Agreement with LA Pride dated April 9, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.27	Letter Agreement with Christopher Street West dated April 9, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.28	Form of Promissory Note dated May 2013	Incorporated by reference to Form 8-K filed on June 11, 2013

10.29	Form of Demand Promissory Note dated May 28, 2013	Incorporated by reference to Form 8-K filed on June 11, 2013

10.30	Form of $200,000.00 Promissory Note dated June 21, 2013	Incorporated by reference to Form 8-K filed on June 6, 2013

10.31	Form of Securities Purchase Agreement dated June 21, 2013	Incorporated by reference to Form 8-K filed on June 6, 2013

14	Code of Ethics	Incorporated by reference to Form 10-K/A filed on December 17, 2008

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer, and Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

__________

* Management contract or compensatory plan or arrangement.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf to the undersigned, thereunto duly authorized.

Dated: December 16, 2013

OSL HOLDINGS INC.

By:	/s/Robert H. Rothenberg
Robert H. Rothenberg Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title	Date

/s/ Robert H. Rothenberg	Chief Executive Officer (Duly Authorized Officer and	December 16, 2013
Robert H. Rothenberg	Principal Executive Officer)

/s/ Eric Kotch	Director and Chief Financial Officer ( Principal Financial and	December 16, 2013
Eric Kotch	Accounting Officer)

/s/ Steven Gormley	Director	December 16, 2013
Steven Gormley

/s/ Eli Feder	Director	December 16, 2013
Eli Feder

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OSL Holdings, Inc. and Subsidiaries.

We have audited the accompanying consolidated balance sheet of OSL Holdings, Inc. and Subsidiaries as of August 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended August 31, 2012 and for the period from September 16, 2010 (inception) to August 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSL Holdings, Inc. and Subsidiaries as of August 31, 2012, and the results of their operations and their cash flows for the year ended August 31, 2012 and for the period from September 16, 2010 (inception) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

December 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OSL Holdings, Inc. and Subsidiaries.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of OSL Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended and for the period from September 16, 2010 (inception) through August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from September 16, 2010 (inception) to August 31, 2012, which totals reflect a deficit of $2,802,705 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated December 13, 2012, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSL Holdings, Inc. and its subsidiaries as of August 31, 2013 and the results of their consolidated operations and their cash flows for the year then ended and the period from September 16, 2010 (inception) through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 16, 2013

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	As of August 31, 2013	As of August 31, 2012
Assets
Current assets:
Cash	$70,217	$202
Prepaid and other assets	3,000	2,000
Total current assets	73,217	2,202

Total assets	$73,217	$2,202

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,117,420	$659,001
Accrued officers compensation	716,000	270,000
Advances from related parties	63,560	14,727
Senior secured convertible note	19,950	135,300
Secured promissory note – in default	170,000	170,000
Convertible notes, net of discount	317,232	318,142
Convertible notes with related parties, net of discount	39,153	-
Promissory notes	300,000	-
Promissory notes with related parties, net of discount	91,428	26,000
Derivative liability	2,574,365	250,970
Total current liabilities	5,409,108	1,844,140

Commitment and contingencies	-	-

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 136,936,316 and 86,694 shares issued and outstanding at August 31, 2013 and 2012, respectively	136,937	87
Additional paid-in capital	7,808,965	858,597
Common shares issuable (0 and 1,625 shares, respectively)	-	102,083
Deficit accumulated during the development stage	(13,281,793)	(2,802,705)
Total stockholders’ deficit	(5,335,891)	(1,841,938)
Total liabilities and stockholders’ deficit	$73,217	$2,202

See accompanying notes to the consolidated audited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31, 2013	Year Ended August 31, 2012	September 16, 2010 (Inception) to August 31, 2013	September 16, 2010 (Inception) to August 31, 2012

Operating expenses:
General and administrative expenses	3,526,359	1,424,793	5,151,606	1,625,247
Impairment of website development costs	-	185,800	185,800	185,800
Operating loss	(3,526,359)	(1,610,593)	(5,337,406)	(1,811,047)
Other:
Interest expense	(317,891)	(178,511)	(496,402)	(178,511)
Loss on conversion of debt and settlement of accrued interest	(755,978)	-	(755,978)	-
Gain on settlement of debt	21,700	-	21,700	-
Debt issuance costs	-	(145,510)	(145,510)	(145,510)
Change in value of derivative liability	(5,900,560)	7,540	(5,893,020)	7,540
Reverse merger costs	-	(647,880)	(647,880)	(647,880)
Costs of rescinded acquisition	-	(27,297)	(27,297)	(27,297)
Other expense, net	(6,952,729)	(991,658)	(7,944,387)	(991,658)
Net loss	$(10,479,088)	$(2,602,251)	$(13,281,793)	$(2,802,705)
Net loss per common share
Net loss per common share – basic and diluted	$(0.16)	$(38.95)
Weighted average common shares outstanding – basic and diluted	64,317,235	66,796

See accompanying notes to the consolidated audited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 16, 2010 (INCEPTION) TO AUGUST 31, 2013

	Common Stock		Additional Paid in	Common Shares		Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance, September 16, 2010 (Inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash received	2,000	2	21,998	-	-	22,000

Stock based compensation expense	48,000	48	47,952	-	-	48,000

Net loss	-	-	-	-	(200,454)	(200,454)

Balance, August 31, 2011	50,000	$50	$69,950	$-	$(200,454)	$(130,454)

Shares issued upon Reverse acquisition	1,068	1	(1)	-	-	-

Fair value of stock issued upon rescinded acquisition	400	-	20,000	-	-	20,000

Shares issued to employees for services provided	8,042	8	316,242	-	-	316,250

Fair value of stock issued for outside services received	5,800	6	239,994	-	-	240,000

Common stock issued for cash	29	-	5,000	-	-	5,000

Common stock to be issued	-	-	-	100,000	-	100,000

Common stock to be issued for employee compensation	-	-	-	2,083	-	2,083

Shares issued upon conversion of Convertible Notes	21,355	22	124,079	-	-	124,101

Fair value of beneficial conversion feature of Convertible Notes	-	-	83,333	-		83,333

Net loss	-	-	-	-	(2,602,251)	(2,602,251)

Balance, August 31, 2012	86,694	$87	$858,597	$102,083	$(2,802,705)	$(1,841,938)

Common shares issued for services from outside parties	6,965,616	6,966	468,015	-	-	474,981

Common shares issued for employee compensation	85,105,000	85,105	1,383,695	-	-	1,468,800

Common shares issued upon conversion of convertible notes and accrued interest	40,704,006	40,704	915,973	-	-	956,677

Common shares issued to private investors for cash	3,875,000	3,875	175,625	-	-	179,500

Common shares issued to lender as consideration for issuance of promissory note	200,000	200	8,371	-	-	8,571

Derivative liabilities adjustment to additional paid in capital	-	-	3,896,606	-	-	3,896,606

Reclassification of common shares issuable to additional paid in capital	-	-	102,083	(102,083)	-	-

Net loss	-	-	-	-	(10,479,088)	(10,479,088)

Balance, August 31, 2013	136,936,316	$136,937	$7,808,965	$-	$(13,281,793)	$(5,335,891)

See accompanying notes to the consolidated audited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended August 31, 2013	Twelve Months Ended August 31, 2012	September 16, 2010 (Inception) to August 31, 2013	September 16, 2010 (Inception) to August 31, 2012

Cash flows from operating activities:
Net loss:	$(10,479,088)	$(2,602,251)	$(13,281,793)	$(2,802,705)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	-	647,880	647,880	647,880
Impairment of website development costs	-	185,800	185,800	185,800
Fair value of stock issued upon rescinded acquisition	-	20,000	20,000	20,000
Fair value of stock issued for services from outside parties	474,981	240,000	714,981	240,000
Stock issued to officers for compensation and services	1,468,800	98,333	1,615,133	146,333
Cost of offerings	-	145,510	145,510	145,510
Loss on conversion of debt and accrued interest	755,978	-	755,978	29,600
Gain on settlement of debt	(21,700)	-	(21,700)	-
Change in fair value of derivative liability	5,900,560	(7,540)	5,893,020	(7,540)
Amortization of note discount	303,777	69,810	373,587	69,810
Non cash interest expense on note conversions	-	69,101	69,101	69,101
(Increase) decrease in:
Prepaid and other assets	(1,000)	10,500	9,500	10,500
Accounts payable and accrued liabilities	463,549	121,828	712,470	219,320
Accrued compensation	446,000	490,000	936,000	490,000
Net cash used in operating activities	(688,143)	(511,029)	(1,224,533)	(536,390)

Cash flows from financing activities:
Advances from (to) related parties	(14,842)	10,219	(115)	14,727
Payment of senior secured convertible note	(10,000)	(70,000)	(80,000)	(70,000)
Payment of promissory notes	-	(3,000)	(3,000)	(3,000)
Payment of convertible notes	(25,000)	-	(25,000)	-
Cash received on issuance of convertible promissory notes	252,500	400,500	653,000	400,500
Cash received on issuance of a promissory note	300,000	67,365	367,365	67,365
Cash received on issuance of a promissory note – related parties	76,000	-	76,000	-
Cash received on shares to be issued	-	100,000	100,000	100,000
Cash received on issuance of common stock	179,500	5,000	206,500	27,000
Net cash provided by financing activities	758,158	510,084	1,294,750	536,592

Change in cash:
Net increase (decrease)	70,015	(945)	70,217	202
Balance at beginning of period	202	1,147	-	-
Balance at end of period	$70,217	$202	$70,217	$202
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$-	$-
Interest	$-	$-	$-	$-

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$-	$16,000	$16,000	$16,000
Common shares issued upon conversion of convertible notes and accrued interest	$200,699	$39,000	$239,698	$39,000
Accounts payable assumed on reverse acquisition	$-	$265,380	$265,380	$265,380
Acquisition of website for accounts payable	$-	$-	$185,800	$185,800
Promissory notes assumed on reverse acquisition	$-	$142,500	$142,500	$142,500
Issuance of note payable on reverse merger	$-	$240,000	$240,000	$240,000
Fair value of common shares issued upon conversion of accrued compensation	$-	$220,000	$220,000	$220,000
Fair value of beneficial conversion feature of convertible notes	$-	$358,333	$358,333	$358,333
Reclassification of common shares issuable to additional paid in capital	$102,083	$-	$102,083	$-
Common shares issued to lender as consideration for issuance of promissory note	$8,571	$-	$8,571	$-
Reclassification of derivative liability to additional paid in capital	$3,896,606	$-	$3,896,606	$-
Discount on notes payable from derivative liability	$319,441	$-	$319,441	$-
Reclassification of accounts payable to notes payable - related parties	$63,674	$-	$63,674	$-
Reclassification of accrued interest from notes payable to accrued liability	$67,965	$-	$67,965	$-

;.

See accompanying notes to the consolidated audited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2013, AUGUST 31, 2012 AND FROM INCEPTION (SEPTEMBER 16, 2010) TO AUGUST 31, 2013

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

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the "Share Cancellation Agreement") with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the "Crisnic Note"). See Note 7.

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

Effective January 9, 2013, the Company completed a reverse split of its outstanding shares of Common Stock, par value $0.001 (the “Common Stock”) and outstanding shares and per share data have been retroactively adjusted to effect the reverse split as if it occurred at the beginning of the earliest period presented.

On December 4, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock available for issuance from 120,000,000 to 450,000,000.

Note 2 – Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, has working capital and stockholders’ deficiencies and has been notified that it is in default on the Crisnic Note and these circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has less than $71,000 cash on hand which is not sufficient to fund ongoing operations. The Company expects a burn rate of at least $125,000 per month and will need to raise at least $1,000,000 by the end of the year of 2014 to remain in business, and we can give no assurance of success. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2013 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. In May 2012, the Company determined that the website under development was not going to be utilized and recorded a charge of $185,800 categorized as “Loss on Impairment of Website Development Costs” in the Consolidated Statement of Operations for the year ended August 31, 2012. For the year ended August 31, 2013, cost and expenses incurred during the planning and operating stages of the Company's web site development were expensed as incurred. Prior to this charge, no amortization was recorded and the website was in development and was not yet placed into service.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of August 31, 2013 and 2012, respectively.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – August 31, 2013	$-	$-	$2,574,365	$2,574,365

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – August 31, 2012	$-	$-	$250,970	$250,970

Vendor Concentration

As of August 31, 2013 and 2012, one vendor represented 21% and 32% of the accounts payable and accrued liabilities balance, respectively.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the period, basic and diluted loss per share is the same for the twelve months ended August 31, 2013 and 2012, respectively.

Weighted average number of shares outstanding has been retroactively restated for the effects of the January 9, 2013 reverse stock split, and to reflect the equivalent number of shares received by the accounting acquirer as a result of the reverse merger with OSL as if these shares had been outstanding as of the beginning of the earliest period presented.

Stock-Based Compensation

The Company periodically issues stock grants, stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.  The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.  The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Recent Accounting Standards

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

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

Pursuant to the terms of the Agreement, all the departing shareholders of CDS (the “Departing Shareholders”) cancelled their shares of CDS. In consideration for the cancelation of shares, CDS indemnified and relieved the Departing Shareholders from any liabilities incurred by CDS. Additionally, OSL requested that United Stationers Inc. (“United Stationers”), a supplier of CDS, release all Departing Shareholders from any liability and OSL and CDS indemnify all Departing Shareholders until such release is obtained. United Stationers also requested that each of Eric Kotch, the Company’s CFO, Eli Feder, the Company’s President, and OSL, guarantee the debt owed by CDS to United Stationers (the “Guarantee”).

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

Note 5 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the operating needs of the Company. The balance outstanding as of August 31, 2013 and 2012 was $63,560 and $14,727, respectively. The loans are non-interest bearing, unsecured and due on demand. $58,560 of the advances from related parties are convertible at a 70% discount of the average trading price 5 days prior to conversion. Under ASC 815-15 “Derivative and Hedging”, it should be reclassified from equity to liability and the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. See more information at footnote 11.

For the year ended August 31, 2013, the Company paid net advances to related parties of $14,842 and the related parties made payments of $63,674 of accounts payable on behalf of the Company.

For the year ended August 31, 2012, the Company received net advances from related parties of $10,219.

Note 6 – Senior Secured Convertible Note

The Company assumed a $100,000 senior secured convertible note due (the “Senior Note”) to The Exchange LLC (the “Exchange LLC”), an unrelated company, upon the consummation of the reverse merger recapitalization with OSL. On October 12, 2011, the Company and Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Note. Pursuant to the Amendment, the maturity date of the Senior Note was extended to October 5, 2012 and the conversion price of the Senior Note was set at $0.001.  Any conversion of debt owed to Exchange LLC under the Senior Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. The Company entered into Amendment No. 2 (“Amendment 2”) to the Senior Note on December 12, 2012, pursuant to which the maturity date of the Senior Note was extended to October 5, 2013 and that the parties agreed that the conversion of the Senior Note shall not be affected by any reverse split of the Company’s Common Stock. The Company entered into Amendment No. 3 (“Amendment 3”) to the Senior Note on August 31, 2013 and that the parties agreed to reduce the balance owed of $101,000 to $35,000 so long as Exchange LLC is paid $10,000 on August 30, 2013, $10,000 on September 10, 2013, $10,000 on September 23, 2013, and $5,000 on September 30, 2013. The remaining principal and interest on the note will be paid down in proportion to the ratio of the payments made on the $35,000.

As of August 31, 2012 the total remaining balance outstanding due to Exchange LLC under the Senior Note was $135,300, including accrued interest of $51,300.  During the twelve months ended August 31, 2013, the Company issued a total of 32,350,000 shares of Common Stock at an average conversion price of $0.001 or $32,350 as partial repayment of the Senior Note, made payments of $10,000 as partial repayment, and recorded a proportional reduction in balance of $21,700 in relation to Amendment 3 recorded as a gain on extinguishment of debt. As of August 31, 2013, the total remaining balance outstanding due to Exchange LLC under the Senior Note was $19,950.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the creditor has not granted a concession and the modification is not substantial under the modified terms.

On April 4, 2012, as a result of the issuance of convertible debt to Panache Capital, LLC, the convertible option of the senior secured convertible note became tainted. Under ASC 815-15 “Derivative and Hedging”, it should be reclassified from equity to liability and the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.

As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. See footnote 11 for impact of this derivative.

Note 7 – Secured Promissory Note, In Default

As part of the Share Exchange discussed in Note 1, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing.  Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of August 31, 2013 and August 31, 2012 was $170,000 which is currently due and payable.

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the "Preferred Shares", to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. The Company discovered that the Preferred Shares were never authorized in the Company’s Articles of Incorporation (the “Articles”) and were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. The Company received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012. Since the Articles did not authorize any of the Preferred Shares, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares, among other things. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note in to a person who had a claim against Crisnic as partial satisfaction of that person’s claim against Crisnic.

Note 8 – Convertible Notes

Convertible notes payable consist of the following as of August 31, 2013 and August 31, 2012:

	August 31, 2013	August 31, 2012
Convertible notes payable, interest at 8% per annum (A) – related parties	$47,590	$116,600
Convertible notes payable, interest at 10% per annum (B)	450,982	260,600
Convertible notes payable, interest at 8% per annum (C)	-	67,465
Convertible notes payable	498,572	444,665
Less: note discount	(142,187)	(126,523)
Convertible notes payable, net of discount	$356,385	$318,142

(A) Asher Enterprises, Inc. (Assigned on March 21, 2013)

During the period November 15, 2011 to August 31, 2013, the Company issued four unsecured convertible notes (the “Asher Notes”) to Asher Enterprises, Inc. (“Asher”) in the aggregate amount of $135,500. The Asher Notes are due after one year and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Asher Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid.  At any time or times after 180 days from the date of the Asher Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock.  The conversion price will be based on a 49-59% discount to the average of the three lowest closing bid prices for the Company's Common Stock during the ten trading days immediately preceding a conversion date.

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

During the year ending August 31, 2012, $113,000 of the Asher Notes were issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2012 to be $258,510. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $145,510 of derivative liability created over the face amount of the Asher Notes was considered to be a debt issuance cost during the year ended August 31, 2012. As such the Company recorded an $113,000 valuation discount upon issuance.  During the year ended August 31, 2012, the Company amortized $34,338 of the discount and as of August 31, 2012, the remaining discount of $78,662 is offset against the balance of the notes for financial statement presentation.  During the year ended August 31, 2013, the $22,500 of the Asher Notes were issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2013 to be $39,846. The excess of $17,346 of derivative liability over the face amount was considered to be a loss on derivative liability and recorded a $22,500 debt discount. During the year ended August 31, 2013 the Company further amortized $92,275 of the discount and as of August 31, 2013, the remaining discount of $89,911 is offset against the balance of the notes for financial statement presentation.

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

During the year ended August 31, 2013, the Company issued a total of 8,070,793 shares of Common Stock at an average conversion price of $0.01 or $87,910 and $7,769 as partial repayment of the Convertible Notes and accrued interest. As a result of the conversion, $886,875 of loss on conversion of debt and accrued interest was recognized during the year ended August 31, 2013. As of August 31, 2013, the total remaining balance was $39,153, net of discount of $8,437.

The Company determined the fair value of the embedded conversion feature of all the Asher Notes as of August 31, 2013 to be $89,911 and $193,225 was recorded as a loss on derivative from these notes. As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. The fair value of the instrument related to the note converted totaling $376,785 was reclassified out of liabilities to equity. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

(B) Panache Capital, LLC

During the period March 5, 2012 to April 26, 2012, the Company issued four convertible promissory notes (the "March Panache Notes") to Panache Capital, LLC (the "Panache") for an aggregate amount of $250,000, with 10% annum interest. The Panache Notes are each due after the one year anniversary thereof. All past-due principal of the March Panache Notes bears interest at 15%. There is a 25% prepayment fee. Panache has the right to convert the March Panache Notes, in their entirety or in part, into Common Stock of the Company. The conversion price is based on a 25% discount to the average of the three lowest closing bid prices for the Company's Common Stock during the ten trading days immediately preceding a conversion date. The Company determined the initial fair value of the beneficial conversion feature was $83,333 and was recorded by the Company as a loan discount, which is being amortized as interest expense over the life of the notes.  As of August 31, 2013 and 2012, the unamortized balance of the March Panache Notes discount was $417 and $47,861, respectively. The Company recorded an additional $30,000 of debt discount, and amortized a total of $77,444 of debt discount into interest expense during the year ended August 31, 2013.

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

During the year ended August 31, 2013, the Company paid $25,000 and issued a total of 4,018 shares of Common Stock at an average conversion price of $1.00 or $4,018 in partial repayment of the Panache Notes. As of August 31, 2013 and 2012, the total remaining balance outstanding to Panache under the Panache Notes was $250,565 and $212,739, net of discount of $417 and $47,861, respectively.

The Company determined the fair value of the embedded conversion feature for the March and September Panache Notes as of August 31, 2013 to be $265,313 and $52,620, respectively. For the year ended August 31, 2013, $265,313 and $7,720 was recorded as loss on derivative for the March and September Panache Notes, respectively resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

Kevin Mulhearn

On June 21, 2013, the Company issued a unsecured convertible promissory note to Kevin Mulhearn in the principal amount of $200,000, with 10% annum interest. The note is due on December 21, 2013. The note is convertible, in its entirety or in part, into Common Stock of the Company. The conversion price is the average of the three trading days prior to conversion, and the principal that will be converted is $400,000.

Under ASC 815-15 “Derivative and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability. See footnote 11 for further information on the impact. The derivative resulted in a debt discount of $200,000, of which $66,667 has been amortized into interest expense. As of August 31, 2013, the total remaining balance outstanding to Kevin Mulhearn was $66,667, net of discount of $133,333.

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

Under ASC 815-15 “Derivative and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability. The Company recorded a debt discount of $66,941 because of the derivative and has amortized the amount in full to interest expense as of August 31, 2013.

During the year ended August 31, 2013, the Company issued a total of 279,196 shares of Common Stock at an average conversion price of $0.25 or $68,650 as full repayment of the Continental Note. This transaction resulted in a gain of $130,896 on extinguishment of debt.

Note 9 – Promissory Notes

In May 2013, the Company issued unsecured promissory notes (the “May Notes”) in an aggregate principal amount equal to $40,000 (the “Principal Amount”) to two (2) accredited investors. The May Notes accrue simple interest at a rate of 12% per annum and are due and payable six (6) months from the date of their respective issuances. All past-due principal of the May Notes shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the May Notes (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the May Notes; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days.  As of August 31, 2013, the total remaining balance outstanding under the May Notes is $40,000.

On May 1, 2013, the Company issued an unsecured promissory note (the “May Investor Note”) in the principal amount of $10,000 to a private investor.  The May Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand.  As of August 31, 2013, the total remaining balance outstanding under the May Investor Note is $10,000.

On May 31, 2013, the Company issued a unsecured promissory note (the “Subsequent May Note” and together with the May Notes and the Demand Note, the “Notes”) in an aggregate principal amount equal to $100,000 (the “Subsequent May Note Principal Amount”) to an accredited investor, substantially in the form of the May Notes. The Subsequent May Note accrues simple interest at a rate of 10% per annum and is due and payable six (6) months from the date of its issuances, with the Company able to pay the Subsequent May Note Principal Amount in common stock of the Company discounted by 20%. As of August 31, 2013, the total remaining balance outstanding under the Subsequent May Note is $100,000.

During August, 2013, the Company issued an additional unsecured promissory note substantially in the form of the May Note in an aggregate principal amount equal to $150,000 (the “August, 2013 Note”) to an accredited investor. The August, 2013 Note is due on demand and bear an interest rate of 0%. As of August 31, 2013, the total remaining balance outstanding under the August 20, 2013 Note is $150,000.

Note 10 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party.  The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand.  As of August 31, 2013, the total remaining balance outstanding is $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party.  The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand.  As of August 31, 2013, the total remaining balance outstanding is $6,000.

On May 13, 2013, the Company issued a promissory note in an aggregate principal amount equal to $20,000 to a related party. The promissory note accrues simple interest at a rate of 12% per annum and is due on demand. All past-due principal shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the promissory note (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the promissory note; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. The Company also issued 200,000 shares of its common stock to the related party as consideration for issuance of the promissory note. The Company determined the relative fair value of the common stock to be $8,571. As of August 31, 2013, the total remaining balance outstanding under the promissory note is $11,429 net of discount of $8,571.

On May 28, 2013, the Company issued a demand promissory note (the “Demand Note”) in an aggregate principal amount equal to $50,000 (the “Demand Note Principal Amount”) to an accredited investor and related party, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the “Demand Noteholder”) demands repayment (the “Due Date”). Unpaid principal after the Due Date shall accrue interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company's creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit. As of August 31, 2013, the total remaining balance outstanding under the Demand Note is $50,000.

Note 11 – Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Asher Notes and September Panache Note (described in Note 8), does not have a fixed settlement provision because conversion of the Asher Notes and the September Panache Notes will be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Asher Notes and the September Panache Note from the potential dilution associated with future financings.  In accordance with the FASB authoritative guidance, the conversion feature of the Asher Notes and the March and September Panache Note was separated from the host contract and recognized as a derivative instrument. The conversion feature of the Asher Notes and the Panache Notes have been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of August 31, 2013 and August 31, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	At August 31, 2013			At Date of Issuance	At August 31, 2012
Conversion feature :
Risk-free interest rate	0.02	-	0.09%	0.25%	0.25%
Expected volatility	45	-	661%	215%	215%
Expected life (in years)	0.01	-	0.48	1	1
Expected dividend yield		0%		0%	0%
Fair Value :
Conversion feature		$2,574,365		$96,672	$250,970

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

The fair value of derivative liabilities arising upon the issuance of convertible notes during the year ended August 31, 2013 was $565,155.  The Company determined the fair value of the derivative liabilities to be $2,574,365 as of August 31, 2013, and the Company recorded a loss for the change in fair value of derivative liabilities of $5,900,560 for the year ended August 31, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of August 30, 2012	$250,970
Record derivative liability as a debt discount	319,441
Change in fair value of derivative liability	5,900,560
Settlement of derivative liability due to conversion of related notes	(3,896,606)
Derivative liabilities as of August 31, 2013	$2,574,365

Note 12 – Capital Stock

Preferred Stock

As security for the Crisnic Note (see Note 7) due to an uncured event of default, the Company contracted to issue 650,001 Preferred Shares. Each Preferred Share would, among other things as provided in the Certificate of Designations relating to the Series A Preferred Stock: (i) carry voting rights 100 times of the Company’s common stock, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into 100 shares of common stock, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. As discussed in Note 7, the Company has not issued the Preferred Shares.

Common Stock

Common Stock Issued for Cash

During the year ended August 31, 2013, the Company entered into a private agreement to sell 3,875,000 shares of the Company’s common stock for $179,500.

During the year ended August 31, 2012, the Company entered into a private agreement to sell 29,412 shares of the Company’s common stock at $0.17 per share, or $5,000.

Common Stock Issued for Employee Compensation and Services

During the year ended August 31, 2013, the Company issued a total of 85,105,000 shares of Common Stock to its officers and employees.  Of the 85,105,000 shares issued, 68,100,000 common shares valued at $788,700 were issued as stipulated in the executive employment agreements with certain executive officers of the Company and were valued at the market price on the respective dates of issuance, which averaged $0.012 per share. An additional 17,005,000 common shares were valued at the market price on the respective dates of issuance, which averaged $0.04 per common share valued at $680,100. The 17,005,000 common shares were issued to certain executives as a bonus.

During the year ended August 31, 2012, the Company issued a total of 8,042 shares of common stock at the market price on date of issuance which averaged $40.00 per common share, or $316,250. Of the 8,042 shares issued, 708 common shares valued at $96,250 were issued as stipulated in an employment agreement dated January 17, 2012 with the Company’s Chief Executive Officer, Robert H. Rothenberg.  Per the employment agreement, the Company issued 500 shares on at signing of the agreement and was required to issue 42 shares per month.  As of August 31, 2012, a total of 125 shares of common stock that were due under the agreement were not issued and were included in common shares issuable discussed below.

Common Stock Issued for Outside Services

During the year ended August 31, 2013, the Company issued a total of 6,965,616 shares of Common Stock at an average per share purchase price of $0.07, or $474,981. The Company issued these shares as payment for various outside services received including legal, investor relations, consultative and marketing related services. The Company recorded $474,981 in general and administrative expenses during the year ended August 31, 2013.

During the year ended August 31, 2012, the Company issued a total of 6,800 shares of common stock valued at the closing market price on date of issuance for payment of investor relations services.  The total shares issued were valued at the market price on the date of issuance which averaged $40.00 per common share, or $240,000. The Company recorded $240,000 in general and administrative expenses during the year ended August 31, 2012.

Common Stock Issued for Partial Repayment of Senior Secured Convertible Notes

During the year ended August 31, 2013, the Company issued a total of 40,704,006 shares of Common Stock with a fair value of $956,677 to settle $200,699 of convertible notes and accrued interest, resulting in a loss on extinguishment of debt of $755,978.

During the year ended August 31, 2012, the Company issued a total of 21,355 shares of Common Stock at an average conversion price of $5.81 or $124,101 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Notes 5 and 7 above.

Common Stock Issued Relating to Rescinded Acquisition

During the twelve months ended August 31, 2012, the Company issued a total of 400 shares of common stock to several CDS employees related to services performed prior to the Company’s decision to rescind the acquisition.  Based on the closing market price on date of issuance, the total value of services received was valued at $20,000.

Common Shares Issuable

On January 6, 2012, the Company entered into a private agreement to sell 500 shares of the Company’s common stock at $100.00 per share, or $50,000.   The Company has not issued the shares as of August 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at August 31, 2012.

On May 31, 2012, the Company entered into a private agreement to sell 1,000 shares of the Company’s common stock at $50.00 per share, or $50,000.   The Company has not issued the shares as of August 31, 2012.  The amount is classified as common shares issuable in the Balance Sheet at August 31, 2012.

As of August 31, 2012, one of our employees is owed 125 shares of common stock as stipulated in an employment agreement.  The common stock is valued at the average market price of $16.66 per share, or $2,083.  The amount is classified as common shares issuable in the Balance Sheet at August 31, 2012.

During the year ended August 31, 2013, the shares of common stock were issued and the balance in Common Shares Issuable of $102,083 was reclassified to Additional Paid in Capital in the Consolidated Statement of Stockholders’ Deficit.

Common Stock Issued to Note Holder

During the year ended August 31, 2013, in consideration of a note holder providing the Company with a loan in the principal amount of $20,000 (See Note 10), the Company issued an aggregate of 200,000 shares of common. The relative fair value of the share was $8,571 was recorded as debt discount and included in promissory note on the condensed consolidated balance sheets. The $8,571 will be amortized to interest expense over the term of the related note.

Note 14 – Income Taxes

As of August 31, 2013 and August 31, 2012, there were no differences between financial reporting and tax bases of assets and liabilities.  The Company will have tax losses available to be applied against future years' income as result of the losses incurred.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. Net operating loss carry forward is $3,785,284 and $2,188,592 as of August 31, 2013 and 2012 and will begin expiring in 2030.

Deferred tax assets consisted of the following as of August 31, 2013 and 2012:

	2013	2012
Net Operating Losses	$1,324,849	$766,007
Valuation Allowance	(1,324,849)	(766,007)
Net Deferred Tax Assets	$-	$-

Note 15 – Subsequent Events

On October 3, 2013, the Company’s Senior Secured Promissory Note Holder (See Note 6) was assigned to a third party (“Assignee”). The Assignee requested and the Company issued 14,421,000 shares of common stock at a per share price equal to $0.001 pursuant to the terms of the existing debt agreement in exchange for the cancellation of the $14,422 balance due under the Senior Secured Debt.

Project Collaboration and Profit Sharing Agreement

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Agreement”) with an investor (“Investor”). The purpose of the Agreement was to provide the Company with finance, development and marketing services for the launch of its Shop4Equality marketing program. The Investor will contribute $550,000, of which $450,000 was received during the year ended August 31, 2013 (see Note 9). The Investor agreed to cancel $450,000 of the promissory notes (see Note 6) owed by the Company. Additionally, the Company issued 500,000 shares of its common stock, at par value, as partial consideration for the Investor to enter into the Agreement. The Investor also acquired 5,100,000 shares of the Company’s common stock in a separate transaction as of the date of the agreement.

The profit sharing arrangement related to the Shop4Equality project is as follows:

1.

The Investor will receive the 100% of the first $550,000 in losses, 45% of the first $500,000 in gains, 10% thereafter unless reduced pro-rata by the other Investor’s interests until November 15, 2013;

2.	The Company will receive 0% of the first $550,000 in losses, 45% of the first $500,000 in gains, and 80% thereafter until November 15, 2013.
3.	After November 15, 2013, 100% of the Shop4Equality gains or losses shall be the Company’s.
4.	On January 30, 2014, the Company shall issue to the Investor shares valued as of January 15, 2014, at an amount equal to $1,000,000 less gains distributed to Investor.

The obligations of the Company are guaranteed and secured by the assets of the Company including the name Shop4Equality and the related URL, all URLs owned by the Company, all software owned by the Company, all contracts between the Company and partner organizations, and all cash and receivables of the Company.