Form 10-Q
period 2013-11-30
OSL HOLDINGS INC.
filed 2014-01-21
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32658

OSL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Dutch Hill Road, Suite 13, Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

(845) 363-6776

(Registrant’s telephone number, including area code)

Not applicable.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 21, 2014 there were 152,207,316 shares of common stock, $.001 par value, outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Consolidated Balance Sheets November 30, 2013 (Unaudited) and August 31, 2013 (Audited)	F-1
	Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012 (Unaudited) and from September 16, 2010 (inception) to November 30, 2013	F-2
	Consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012 (Unaudited) and from September 16, 2010 (inception) to November 30, 2013	F-3
	Notes to Consolidated Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5	Other Information	7
Item 6.	Exhibits	8
	SIGNATURES	9

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

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	As of	As of
	November 30, 2013	August 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$1,085	$70,217
Prepaid and other assets	2,000	3,000
Total current assets	3,085	73,217

Total assets	$3,085	$73,217

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,145,479	$1,117,420
Accrued officers compensation	893,308	716,000
Advances from related parties	58,160	63,560
Senior secured convertible note	-	19,950
Secured promissory note – in default	170,000	170,000
Convertible notes, net of discount	238,482	317,232
Convertible notes with related parties, net of discount	47,590	39,153
Promissory notes, net of discount	74,390	300,000
Promissory notes with related parties, net of discount	94,286	91,428
Derivative liability	2,004,014	2,574,365
Total current liabilities	4,725,709	5,409,108

Commitment and contingencies	-	-

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 152,207,316 and 136,936,316 shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively	152,208	136,937
Additional paid-in capital	8,508,166	7,808,965
Deficit accumulated during the development stage	(13,382,998)	(13,281,793)
Total stockholders’ deficit	(4,722,624)	(5,335,891)
Total liabilities and stockholders’ deficit	$3,085	$73,217

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	September 16, 2010
	Ended	Ended	(Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	394,711	271,310	5,546,317
Impairment of website development costs	100	-	185,900
Operating loss	(394,811)	(271,310)	(5,732,217)
Other:
Interest expense	(182,023)	(129,119)	(678,425)
Loss on conversion of debt and settlement of accrued interest	-	(43,066)	(755,978)
Gain on settlement of debt	44,829	-	66,529
Debt issuance costs	-	(44,172)	(145,510)
Change in value of derivative liability	430,800	36,179	(5,462,220)
Reverse merger costs	-	-	(647,880)
Costs of rescinded acquisition	-	-	(27,297)
Other income (expense), net	293,606	(180,178)	(7,650,780)
Net loss	$(101,205)	$(451,488)	$(13,382,998)
Net loss per common share
Net loss per common share – basic and diluted	$(0.00)	$(4.32)
Weighted average common shares outstanding – basic and diluted	146,555,195	104,536

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months	September 16, 2010
	Ended	Ended	(Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss:	$(101,205)	$(451,488)	$(13,382,998)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	-	-	647,880
Impairment of website development costs	-	-	185,800
Fair value of stock issued upon rescinded acquisition	-	-	20,000
Fair value of stock issued for services from outside parties	-	-	714,981
Stock issued to officers for compensation and services	2,890	1,250	1,618,023
Cost of offerings	-	44,172	145,510
Loss on conversion of debt and accrued interest	-	43,066	755,978
Gain (Loss) on settlement of debt	(44,829)	-	(66,529)
Change in fair value of derivative liability	(430,800)	(36,179)	5,462,220
Amortization of note discount	145,044	75,664	518,920
Non cash interest expense on note conversions	-	40,267	69,101
(Increase) decrease in:
Prepaid and other assets	1,000	-	10,500
Accounts payable and accrued liabilities	99,360	53,928	811,539
Accrued compensation	177,308	150,000	1,113,308
Net cash used in operating activities	(151,232)	(79,320)	(1,375,766)

Cash flows from financing activities:
Advances from (to) related parties	(5,400)	26,850	(5,515)
Payment of senior secured convertible note	(25,000)	-	(105,000)
Payment of promissory notes	-	-	(3,000)
Payment of convertible notes	(12,500)	-	(37,500)
Cash received on issuance of convertible promissory notes	100,000	-	753,000
Cash received on issuance of a promissory note	25,000	52,500	392,365
Cash received on issuance of a promissory note – related parties	-	-	76,000
Cash received on shares to be issued	-	-	100,000
Cash received on issuance of common stock	-	-	206,500
Net cash provided by financing activities	82,100	79,350	1,376,850

Change in cash:
Net increase (decrease)	(69,132)	30	1,085
Balance at beginning of period	70,217	202	-
Balance at end of period	$1,085	$232	$1,085
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$-	$34,177	$16,000
Common shares issued upon conversion of convertible notes and accrued interest	$14,421	$-	$254,119
Accounts payable assumed on reverse acquisition	$-	$-	$265,380
Acquisition of website for accounts payable	$-	$-	$185,800
Promissory notes assumed on reverse acquisition	$-	$-	$142,500
Issuance of note payable on reverse merger	$-	$-	$240,000
Fair value of common shares issued upon conversion of accrued compensation	$-	$-	$220,000
Fair value of beneficial conversion feature of convertible notes	$-	$336,868	$358,333
Reclassification of common shares issuable to additional paid in capital	$-	$-	$102,083
Common shares issued to lender as consideration for issuance of promissory note	$610	$-	$9,181
Reclassification of derivative liability to additional paid in capital	$139,551	$-	$4,036,157
Discount on notes payable from derivative liability	$-	$-	$319,441
Reclassification of accounts payable to notes payable – related parties	$-	$-	$63,674
Reclassification of accrued interest from notes payable to accrued liabilities	$-	$-	$67,965
Fair value of common shares issued upon conversion of collaboration agreement	$557,000	$-	$557,000

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

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

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the “Share Cancellation Agreement”) with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the “Crisnic Note”). See Note 6.

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the “Asset Assignment Agreement”) by and among Reno Rolle (“Rolle”), Todd Wiseman (“Wiseman”), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (144 shares that had not yet been issued) and Wiseman (5,000 shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and the assumption of certain indebtedness of the Company by Red Rock Direct.

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

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the August 31, 2013 audited financial statements and the accompanying notes thereto included in our Form 10-K. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, has working capital and stockholders’ deficiencies and has been notified that it is in default on the Crisnic Note and these circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has less than $2,000 cash on hand which is not sufficient to fund ongoing operations. The Company expects a burn rate of at least $50,000 per month and will need to raise at least $600,000 to continue its operations, and we can give no assurance of success. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2013 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The carrying value of the Company’s cash, accounts payable and accrued liabilities, advances from stockholder, senior secured convertible debt, secured note payable and advances from related parties approximates fair value because of the short-term maturity of these instruments.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of November 30, 2013 and August 31, 2013, respectively.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – November 30, 2013	$–	$–	$2,004,014	$2,004,014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – August 31, 2013	$–	$–	$2,574,365	$2,574,365

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Advances from Related Parties

The Company has received funding from certain related parties to help fund the cash operating needs of the Company. The balance outstanding as of November 30, 2013 and August 31, 2013 was $58,160 and $63,560, respectively. The loans are non-interest bearing, unsecured and due on demand. $53,160 of the advances from related parties are convertible at a 70% discount of the average trading price 5 days prior to conversion. Under ASC 815-15 “Derivative and Hedging”, it should be reclassified from equity to liability and the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. See more information at footnote 10.

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

On October 3, 2013, The Exchange LLC entered into an Assignment Agreement (the “Assignment Agreement”) by and among the Exchange LLC and an assignee for the remaining balance owed $14,421 in exchange for $5,000. During the three months ended November 30, 2013, the assignee elected to receive a total of 14,421,000 shares of Common Stock at an average conversion price of $0.01 or $14,421 as final repayment of the outstanding balance owed. In relation to Amendment 3 and in conjunction with the final repayment, the Company recorded a proportional reduction in balance of $44,829 which was recorded as a gain on extinguishment of debt during the three months ended November 30, 2013. As of November 30, 2013, the balance of the Senior Note has been paid in full.

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

As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. See footnote 10 for impact of this derivative.

Note 6 – Secured Promissory Note, In Default

As part of the Share Exchange discussed in Note 1, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing. Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of November 30, 2013 and August 31, 2013 was $170,000 which is currently due and payable.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the “Preferred Shares”, to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. The Company discovered that the Preferred Shares were never authorized in the Company’s Articles of Incorporation (the “Articles”) and were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. The Company received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012. Since the Articles did not authorize any of the Preferred Shares, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares, among other things. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note in to a person who had a claim against Crisnic as partial satisfaction of that person’s claim against Crisnic. The Company is seeking to negotiate a resolution of the Company’s dispute regarding the Crisnic Note with the current holder of the note.

Note 7 – Convertible Notes

Convertible notes payable consist of the following as of November 30, 2013 and August 31, 2012:

	November 30, 2013	August 31, 2013
Convertible notes payable, interest at 8% per annum (A) – related parties	$47,590	$47,590
Convertible notes payable, interest at 10% per annum (B)	238,482	450,982
Convertible notes payable	286,072	498,572
Less: note discount	-	(142,187)
Convertible notes payable, net of discount	$286,072	$356,385

(A) Asher Enterprises, Inc. (Assigned on March 21, 2013)

During the period November 15, 2011 to August 31, 2013, the Company issued four unsecured convertible notes (the “Asher Notes”) to Asher Enterprises, Inc. (“Asher”) in the aggregate amount of $135,500. The Asher Notes are due after one year and bear interest at 8% per annum where interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. Any amount of principal or interest on these Asher Notes which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount is paid. At any time or times after 180 days from the date of the Asher Notes and until the maturity dates, Asher is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock. The conversion price will be based on a 49-59% discount to the average of the three lowest closing bid prices for the Company’s Common Stock during the ten trading days immediately preceding a conversion date.

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

During the year ending August 31, 2012, $113,000 of the Asher Notes were issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2012 to be $258,510. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $145,510 of derivative liability created over the face amount of the Asher Notes was considered to be a debt issuance cost during the year ended August 31, 2012. As such the Company recorded an $113,000 valuation discount upon issuance. During the year ended August 31, 2012, the Company amortized $34,338 of the discount and as of August 31, 2012, the remaining discount of $78,662 is offset against the balance of the notes for financial statement presentation. During the year ended August 31, 2013, the $22,500 of the Asher Notes was issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2013 to be $39,846. The excess of $17,346 of derivative liability over the face amount was considered to be a loss on derivative liability and recorded a $22,500 debt discount. During the year ended August 31, 2013 the Company further amortized $92,275 of the discount and as of August 31, 2013, the remaining discount of $89,911 is offset against the balance of the notes for financial statement presentation.

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

During the three months ended November 30, 2013 the Company further amortized $8,437 leaving no remaining discount to offset against the balance of the notes for financial statement presentation. As of August November 30, 2013, the total remaining balance was $47,590.

The Company determined the fair value of the embedded conversion feature of all the Asher Notes as of November 30, 2013 to be $57,430. For the three months ended November 30, 2013, $32,481 was recorded as a gain on derivative from these notes resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

(B) Panache Capital, LLC

During the period March 5, 2012 to April 26, 2012, the Company issued four convertible promissory notes (the “March Panache Notes”) to Panache Capital, LLC (the “Panache”) for an aggregate amount of $250,000, with 10% annum interest. The Panache Notes are each due after the one year anniversary thereof. All past-due principal of the March Panache Notes bears interest at 15%. There is a 25% prepayment fee. Panache has the right to convert the March Panache Notes, in their entirety or in part, into Common Stock of the Company. The conversion price is based on a 25% discount to the average of the three lowest closing bid prices for the Company’s Common Stock during the ten trading days immediately preceding a conversion date. The Company determined the initial fair value of the beneficial conversion feature was $83,333 and was recorded by the Company as a loan discount, which is being amortized as interest expense over the life of the notes. As of August 31, 2013 and 2012, the unamortized balance of the March Panache Notes discount was $417 and $47,861, respectively. The Company recorded an additional $30,000 of debt discount, and amortized a total of $77,444 of debt discount into interest expense during the year ended August 31, 2013.

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

On September 21, 2012, the Company issued a convertible promissory note (the “September Panache Note” and together with the March Panache Notes, the “Panache Notes”) to Panache in the principal amount of $30,000, with 10% annum interest. The September Panache Note is due after the one year anniversary thereof. All past-due principal of the September Panache Note bears interest at 15%. There is a 25% prepayment fee. Panache has the right to convert the September Panache Note, in its entirety or in part, into Common Stock of the Company. The original conversion price was based on a 49% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten trading days immediately preceding a conversion date.

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

During the three months ended November 30, 2013, the Company paid $12,500 in partial repayment of the Panache Notes. As of November 30, 2013, the total remaining balance outstanding to Panache under the Panache Notes was $238,482.

The Company determined the fair value of the embedded conversion feature for the March and September Panache Notes as of November 30, 2013 to be $247,345 and $5,297, respectively. For the three months ended November 30, 2013, $246,921 and ($3,434) was recorded as gain (loss) on derivative for the March and September Panache Notes, respectively resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

Kevin Mulhearn

On June 21, 2013, the Company issued an unsecured convertible promissory note to Kevin Mulhearn (“Mulhearn”) in the principal amount of $200,000, with 10% annum interest. The note is due on December 21, 2013. The note is convertible, in its entirety or in part, into Common Stock of the Company. The conversion price is the average of the three trading days prior to conversion, and the principal that will be converted is $400,000.

Under ASC 815-15 “Derivative and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability. See footnote 10 for further information on the impact. The derivative resulted in a debt discount of $200,000, of which $66,667 has been amortized into interest expense. As of August 31, 2013, the total remaining balance outstanding to Kevin Mulhearn was $66,667, net of discount of $133,333.

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Mulhearn (See Note 11), at which time the Company reclassified the balance owed on the $200,000 unsecured convertible note to additional paid in capital. In addition, the Company expensed the remaining debt discount balance of $133,333 to interest expense during the three months ended November 30, 2013.

Note 8 – Promissory Notes

In May 2013, the Company issued unsecured promissory notes (the “May Notes”) in an aggregate principal amount equal to $40,000 (the “Principal Amount”) to two (2) accredited investors. The May Notes accrue simple interest at a rate of 12% per annum and are due and payable six (6) months from the date of their respective issuances. All past-due principal of the May Notes shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the May Notes (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the May Notes; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. As of November 30, 2013 and August 31, 2013, the total remaining balance outstanding under the May Notes is $40,000, respectively.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 1, 2013, the Company issued an unsecured promissory note (the “May Investor Note”) in the principal amount of $10,000 to a private investor. The May Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of November 30, 2013 and August 31, 2013, the total remaining balance outstanding under the May Investor Note is $10,000, respectively.

On May 31, 2013, the Company issued a unsecured promissory note (the “Subsequent May Note” and together with the May Notes and the Demand Note, the “Notes”) in an aggregate principal amount equal to $100,000 (the “Subsequent May Note Principal Amount”) to an accredited investor, substantially in the form of the May Notes. The Subsequent May Note accrues simple interest at a rate of 10% per annum and is due and payable six (6) months from the date of its issuances, with the Company able to pay the Subsequent May Note Principal Amount in common stock of the Company discounted by 20%. As of August 31, 2013, the total remaining balance outstanding under the Subsequent May Note is $100,000. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Mulhearn (See Note 12), at which time the Company reclassified the balance owed on the $100,000 unsecured promissory note to additional paid in capital.

During August, 2013, the Company issued an additional unsecured promissory note substantially in the form of the May Note in an aggregate principal amount equal to $150,000 (the “August, 2013 Note”) to an accredited investor. The August, 2013 Note is due on demand and bears an interest rate of 0%. As of August 31, 2013, the total remaining balance outstanding under the August 20, 2013 Note is $150,000. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Mulhearn (See Note 11), at which time the Company reclassified the balance owed on the $150,000 unsecured promissory note to additional paid in capital.

On November 14, 2013, the Company issued an unsecured promissory note in the principal amount of $25,000 to a private investor. The principal of this Note is due and payable on February 15, 2014. All past-due principal of this Note shall bear interest until paid at the rate of 12% per annum. In addition to the principal amount of $25,000 the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $25,000 based on the five day average prices preceding the payment date. In addition, as additional consideration, the Company has agreed to issue the private investor an additional 50,000 shares at a price of $0.01 per share and allocate $500 of the principal amount of the promissory note towards payment of the purchase price. The Company determined the relative fair value of the 50,000 common stock to be $610. As of November 30, 2013, the total remaining balance outstanding under the promissory note is $25,000 net of discount of $610.

Note 9 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of November 30, 2013 and August 31, 2013, the total remaining balance outstanding is $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of November 30, 2013 and August 31, 2013, the total remaining balance outstanding is $6,000.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 13, 2013, the Company issued a promissory note in an aggregate principal amount equal to $20,000 to a related party. The promissory note accrues simple interest at a rate of 12% per annum and is due on demand. All past-due principal shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the promissory note (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the promissory note; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. The Company also issued 200,000 shares of its common stock to the related party as consideration for issuance of the promissory note. The Company determined the relative fair value of the common stock to be $8,571. As of August 31, 2013, the total remaining balance outstanding under the promissory note is $11,429 net of discount of $8,571. As of November 30, 2013, the total remaining balance outstanding under the promissory note is $14,286 net of discount of $5,714.

On May 28, 2013, the Company issued a demand promissory note (the “Demand Note”) in an aggregate principal amount equal to $50,000 (the “Demand Note Principal Amount”) to an accredited investor and related party, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the “Demand Noteholder”) demands repayment (the “Due Date”). Unpaid principal after the Due Date shall accrue interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company’s creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit. As of November 30, 2013 and August 31, 2013, the total remaining balance outstanding under the Demand Note is $50,000.

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

At the date of issuance and as of November 30, 2013 August 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

At the date of issuance and as of November 30, 2013 and August 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	At	At Date of	At
	November 30, 2013	Issuance	August 31, 2013
Conversion feature :
Risk-free interest rate	0.01 – 0.11%	0.25%	0.02 - 0.09%
Expected volatility	31 - 334%	215%	45 – 661%
Expected life (in years)	0.01 - 0.5	1	0.01 – 0.48
Expected dividend yield	0%	0%	0%
Fair Value :
Conversion feature	$2,004,014	$96,672	$2,574,365

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

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company determined the fair value of the derivative liabilities to be $2,004,014 as of November 30, 2013, and the Company recorded a gain for the change in fair value of derivative liabilities of $430,800 for the three months ended November 30, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of August 30, 2013	$2,574,365
Change in fair value of derivative liability	(430,800)
Settlement of derivative liability due to conversion of related notes	(139,551)
Derivative liabilities as of November 30, 2013	$2,004,014

Note 11 – Capital Stock

Preferred Stock

As security for the Crisnic Note (see Note 6) due to an uncured event of default, the Company contracted to issue 650,001 Preferred Shares. Each Preferred Share would, among other things as provided in the Certificate of Designations relating to the Series A Preferred Stock: (i) carry voting rights 100 times of the Company’s common stock, (ii) carry no dividends, (iii) carry liquidation preference two times the sum available for distribution to common stock holders, (iv) automatically convert after at such time as the Company has filed a certificate of amendment with the State of Nevada to increase the authorized shares of common stock of the Company to a minimum of 500,000,000 into 100 shares of common stock, and (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company. As discussed in Note 6, the Company has not issued the Preferred Shares.

Common Stock

Common Stock Issued for Employee Compensation and Services

During the three months ended November 30, 2013, the Company issued a total of 300,000 shares of Common Stock to its officers as stipulated in the executive employment agreements with certain executive officers of the Company and was valued at the market price on the respective dates of issuance for $2,890.

Common Stock Issued for Partial Repayment of Senior Secured Convertible Notes

During the three months ended November 30, 2013, the Company issued a total of 14,421,000 shares of Common Stock at an average conversion price of $0.01 or $14,421 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Note 5 above.

Project Collaboration and Profit Sharing Agreement

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Kevin Mulhearn (“Mulhearn”). The purpose of the Collaboration Agreement was to provide the Company with finance, development and marketing services for the launch of its Shop4Equality marketing program. The Investor contributed $550,000, of which $450,000 was received during the year ended August 31, 2013 (See Notes 7 and 8) and $100,000 was received during the three months ended November 30, 2013. The Investor agreed to cancel $557,000 of the promissory notes with accrued interest owed by the Company. Additionally, the Company issued 500,000 shares of its common stock, at par value, as partial consideration for the Investor to enter into the Agreement. The Investor also acquired 5,100,000 shares of the Company’s common stock from a third party in a separate transaction as of the date of the agreement.

The profit sharing arrangement related to the Shop4Equality project is as follows:

1.	The Investor will receive 100% of the first $550,000 in losses, 45% of the first $500,000 in gains, 10% thereafter unless reduced pro-rata by the other Investor’s interests until November 15, 2013;

2.	The Company will receive 0% of the first $550,000 in losses, 45% of the first $500,000 in gains, and 80% thereafter until November 15, 2013.

3.	After November 15, 2013, 100% of the Shop4Equality gains or losses shall be the Company’s.

4.	On January 30, 2014, the Company shall issue to the Investor shares valued as of January 15, 2014, at an amount equal to $1,000,000 less gains distributed to Investor.

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

During the three months ended November 30, 2013, the Company reclassified the $450,000 received as of August 31, 2013 from convertible and promissory notes to additional paid in capital (See Note 7 and Note 8).

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

Recent Developments

The website launch provided valuable feedback on market acceptance and functionality. The Company did not raise sufficient capital to execute a comprehensive marketing campaign to consumers and retailers. The success of the Company is dependent on its ability to obtain sufficient funds to market its offerings to consumers and merchants.

Results of Operations

Comparison of the Three Months Ended November 30, 2013 and November 30, 2012

Revenue

The Company had no revenues for the three months ended November 30, 2013 and November 30, 2012, respectively.

General and Administrative

General and administrative expenses were $394,711 and $271,310 for the three months ended November 30, 2013 and November 30, 2012, respectively. The increase in expenses was related primarily to increased executive compensation, including stock based compensation and an increase in professional service expenses.

Other Income (Expense), Net

Other income (expense), net was $293,606 and ($180,178) for the three months ended November 30, 2013 and November 30, 2012, respectively. The change in balance of $473,784 was a result of primarily a $44,829 gain on settlement of debt (see Note 5 to the Consolidated Financial Statements), and a $430,800 change in value of derivative liability (see Note 10 to the Consolidated Financial Statements).

Net Loss

Our net loss for the three months ended November 30, 2013 was $101,205. By comparison, we had net loss of $451,488 for the three months ended November 30, 2012. Our net loss was attributable to our lack of revenue together with increased general and administrative expenses, increased interest expense, loss on conversion of debt and settlement of accrued interest, gain on settlement of debt and the change in value of our derivative liability, as discussed above. We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to November 30, 2013. It also has a working capital deficit and stockholders’ deficit of $4,728,794 and $13,382,998, respectively at November 30, 2013. We have less than $2,000 cash on hand which will not be sufficient to meet our need for cash. Consequently, a substantial amount of cash will be required in order to continue operations over the next twelve months.

Due to delays in raising financing, among other factors, the Company was unable to meet the original repayment terms of a $240,000 promissory note (the “Crisnic Note”) it issued to Crisnic Fund S.A. (“Crisnic”) in connection with the October 10, 2011 Share Exchange entered into by the Company the acquire Office Supply Line, Inc. (“OSL”). The current principal balance of the Crisnic Note is $170,000 as of November 30, 2013 and is currently due and payable and in default. In addition, the Company is in default under the Share Exchange as a result of its failure to issue 650,001 shares of its Preferred Stock to Crisnic. The Company is contesting its obligation to issue the Preferred Stock to Crisnic or the assignee of the Crisnic Note. In addition to the Crisnic Note, the Company has $461,000 of indebtedness with various terms of repayment through November 30, 2013. We can give no assurance that we will generate revenues, if at all, in order to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Net cash used in operating activities was $151,232 and $79,320 for the three months ended November 30, 2013 and 2012, respectively. Cash was primarily used to fund our net losses from operations.

Net cash provided by financing activities was $82,100 and $79,350 for the three months ended November 30, 2013 and 2012, respectively. During the three months ended November 30, 2013, we received cash of $100,000 relating to a collaboration and profit sharing agreement and $25,000 from the issuance of a promissory note and we received. These receipts were offset by $35,500 in payments of promissory notes and convertible notes. The Company also made net payments of $5,400 on operating loans from related parties.

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

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company’s independent certified public accountants have stated in their audit report for the year ended August 31, 2013, that the Company has no current source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. If the Company is not successful in raising the necessary capital, then the Company believes that its independent certified public accountants would issue an opinion with a similar going concern modification regarding the Company’s financial condition.

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

Our significant accounting policies are summarized in Note 3 of our annual consolidated financial statements filed on Form 10-K for the fiscal year ended August 31, 2013 and filed with the SEC on December 16, 2013. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended November 30, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2013 we issued a total of 14,421,000 shares of our Common Stock at an average conversion price of $0.01 or $14,421 in the aggregate, upon conversion of outstanding indebtedness owed by the Company. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

We issued 500,000 shares of our common stock in exchange for the cancellation of $450,000 of promissory notes and accrued interest owed by the Company in connection with the October 2, 2013 Project Collaboration and Profit Sharing Agreement for an aggregate consideration of $557,000. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

During the three months ended November 30, 2013, the Company issued a total of 300,000 shares of its common stock to its officers as stipulated in the executive employment agreements with certain executive officers of the Company and was valued at the market price on the respective dates of issuance, which averaged less than $0.01 per share. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On November 14, 2013, the Company agreed to issue shares of its common stock in an amount valued at $25,000 based on the five day average prices preceding the payment date. In addition, the Company has agreed to issue an additional 50,000 shares at a price of $0.01 per share and allocate $500 of the principal amount of a November 14, 2013 promissory note it issued to an investor towards payment of the purchase price. The Company agreed to issue these shares as additional consideration to investor in connection with the November 2013 promissory note. These shares will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Due to delays in raising financing, among other factors, the Company was unable to meet the original repayment terms of a $240,000 promissory note (the “Crisnic Note”) it issued to Crisnic Fund S.A. (“Crisnic”) in connection with the October 10, 2011 Share Exchange entered into by the Company the acquire Office Supply Line, Inc. (“OSL”). The current principal balance of the Crisnic Note is $170,000 as of November 30, 2013 and is currently due and payable and in default. In addition, the Company is in default under the Share Exchange as a result of its failure to issue 650,001 shares of its Preferred Stock to Crisnic. The Company is contesting its obligation to issue the Preferred Stock to Crisnic or the assignee of the Crisnic Note.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.32	Project Collaboration and Profit Sharing Agreement dated October 2, 2013 among OSL Holdings, Inc. and Kevin Mulhearn.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 32.1).

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Schema

101.CAL +	XBRL Taxonomy Calculation Linkbase

101.DEF +	XBRL Taxonomy Definition Linkbase

101.LAB +	XBRL Taxonomy Label Linkbase

101.PRE +	XBRL Taxonomy Presentation Linkbase

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

OSL Holdings, Inc.

Date: January 21, 2014	By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg, Chief Executive Officer
(Principal Executive Officer)

Date: January 21, 2014	By:	/s/ Eric Kotch
Eric Kotch, Chief Financial Officer
(Principal Financial and Accounting Officer)