Form 10-Q
period 2014-02-28
OSL HOLDINGS INC.
filed 2014-04-18
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2014

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 16, 2014 there were 229,607,316 shares of common stock, $.001 par value, outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Consolidated Balance Sheets February 28, 2014 (Unaudited) and August 31, 2013	F-1
	Consolidated Statements of Operations for the three months ended February 28, 2014 and 2013 (Unaudited)	F-2
	Consolidated Statements of Operations for the six months ended February 28, 2014 and 2013 (Unaudited) and from September 16, 2010 (inception) to February 28, 2014 (Unaudited)	F-3
	Consolidated Statements of Cash Flows for the six months ended February 28, 2014 and 2013 (Unaudited) and from September 16, 2010 (inception) to February 28, 2014 (Unaudited)	F-4
	Notes to Consolidated Financial Statements (Unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5	Other Information	8
Item 6.	Exhibits	9
	SIGNATURES	10

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of OSL Holdings Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	Commission refers to the Securities and Exchange Commission;

●	Crisnic refers to Crisnic Fund, S.A., a Costa Rican corporation;

●	Exchange Act refers to the Securities Exchange Act of 1934, as amended;

●	OSL refers to Office Supply Line, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company;

●	“Red Rock refers to the Company while named Red Rock Pictures Holdings, Inc.; and

●	“Securities Act refers to the Securities Act of 1933, as amended.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	As of	As of
	February 28, 2014	August 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$-	$70,217
Prepaid and other assets	2,000	3,000
Total current assets	2,000	73,217

Total assets	$2,000	$73,217

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,215,442	$1,117,420
Accrued officers compensation	1,111,206	716,000
Advances from related parties	76,160	63,560
Senior secured convertible note	-	19,950
Secured promissory note – in default	170,000	170,000
Convertible notes, net of discount of $0 and $133,750, respectively	238,482	317,232
Convertible notes with related parties, net of discount of $0 and $8,437, respectively	47,590	39,153
Promissory notes	101,612	300,000
Promissory notes with related parties, net of discount of $2,857 and $8,872, respectively	97,143	91,428
Derivative liability	4,024,101	2,574,365
Total current liabilities	7,081,736	5,409,108

Commitment and contingencies	-	-

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 152,507,316 and 136,936,316 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	152,508	136,937
Additional paid-in capital	8,510,566	7,808,965
Deficit accumulated during the development stage	(15,742,810)	(13,281,793)
Total stockholders’ deficit	(7,079,736)	(5,335,891)
Total liabilities and stockholders’ deficit	$2,000	$73,217

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative expenses	$287,863	$979,900
Operating loss	(287,863)	(979,900)
Other:
Interest expense	(51,862)	(148,711)
Change in value of derivative liability	(2,020,087)	89,103
Other expense, net	(2,071,949)	(59,608)
Net loss	$(2,359,812)	$(1,039,508)
Net loss per common share
Net loss per common share basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding basic and diluted	152,303,983	35,742,376

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months	Six Months	September 16, 2010
	Ended	Ended	(Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	682,574	1,251,210	5,834,180
Impairment of website development costs	100	-	185,900
Operating loss	(682,674)	(1,251,210)	(6,020,080)
Other:
Interest expense	(233,885)	(277,830)	(730,287)
Loss on conversion of debt and settlement of accrued interest	-	(43,066)	(755,978)
Gain on settlement of debt	44,829	-	66,529
Debt issuance costs	-	(44,172)	(145,510)
Change in value of derivative liability	(1,589,287)	125,282	(7,482,307)
Reverse merger costs	-	-	(647,880)
Costs of rescinded acquisition	-	-	(27,297)
Other income (expense), net	(1,778,343)	(239,786)	(9,722,730)
Net loss	$(2,461,017)	$(1,490,996)	$(15,742,810)
Net loss per common share
Net loss per common share – basic and diluted	$(0.02)	$(0.08)
Weighted average common shares outstanding – basic and diluted	149,413,708	17,825,009

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months	September 16, 2010
	Ended	Ended	(Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss:	$(2,461,017)	$(1,490,996)	$(15,742,810)
Adjustments to reconcile net loss to cash used in operating activities:
Cost of reverse merger	-	-	647,880
Impairment of website development costs	-	-	185,800
Fair value of stock issued upon rescinded acquisition	-	-	20,000
Fair value of stock issued for services from outside parties	-	8,000	714,981
Stock issued to officers for compensation and services	5,590	670,000	1,620,723
Cost of offerings	-	44,172	145,510
Loss on conversion of debt and accrued interest	-	43,066	755,978
Gain on settlement of debt	(44,829)	-	(66,529)
Change in fair value of derivative liability	1,589,287	(125,282)	7,482,307
Amortization of note discount	148,511	252,624	522,098
Non cash interest expense on note conversions	-	25,205	69,101
(Increase) decrease in:
Prepaid and other assets	1,000	-	10,500
Accounts payable and accrued liabilities	169,323	47,219	881,793
Accrued compensation	395,206	340,000	1,331,206
Net cash used in operating activities	(196,929)	(185,992)	(1,421,462)

Cash flows from financing activities:
Advances from (to) related parties	12,600	24,500	12,485
Payment of senior secured convertible note	(25,000)	-	(105,000)
Payment of promissory notes	-	-	(3,000)
Payment of convertible notes	(12,500)	-	(37,500)
Cash received on issuance of convertible promissory notes	100,000	-	753,000
Cash received on issuance of a promissory note	51,612	52,500	418,977
Cash received on issuance of a promissory note – related parties	-	-	76,000
Cash received on shares to be issued	-	109,500	100,000
Cash received on issuance of common stock	-	-	206,500
Net cash provided by financing activities	126,712	186,500	1,421,462

Change in cash:
Net increase (decrease)	(70,217)	508	-
Balance at beginning of period	70,217	202	-
Balance at end of period	$-	$710	$-
Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non cash financing activities
Fair value of common shares issued upon conversion of senior secured promissory note	$-	$93,765	$16,000
Common shares issued upon conversion of convertible notes and accrued interest	$14,421	$-	$254,119
Accounts payable assumed on reverse acquisition	$-	$-	$265,380
Acquisition of website for accounts payable	$-	$-	$185,800
Promissory notes assumed on reverse acquisition	$-	$-	$142,500
Issuance of note payable on reverse merger	$-	$-	$240,000
Fair value of common shares issued upon conversion of accrued compensation	$-	$-	$220,000
Fair value of beneficial conversion feature of convertible notes	$-	$240,196	$358,333
Reclassification of common shares issuable to additional paid in capital	$-	$-	$102,083
Common shares issued to lender as consideration for issuance of promissory note	$610	$-	$9,181
Reclassification of derivative liability to additional paid in capital	$139,551	$-	$4,036,157
Discount on notes payable from derivative liability	$-	$-	$319,441
Reclassification of accounts payable to notes payable – related parties	$-	$-	$63,674
Reclassification of accrued interest from notes payable to accrued liabilities	$-	$-	$67,965
Fair value of common shares issued upon conversion of collaboration agreement	$557,000	$-	$557,000

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

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

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the “Share Cancellation Agreement”) with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company’s common stock in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the “Crisnic Note”). See Note 6.

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the “Asset Assignment Agreement”) by and among Reno Rolle (“Rolle”), Todd Wiseman (“Wiseman”), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company’s common stock which Rolle had rights to (144 shares that had not yet been issued) and Wiseman (5,000 shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and OSL; and Red Rock Direct’s assumption of certain indebtedness of the Company.

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

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the August 31, 2013 audited financial statements and the accompanying notes thereto included in our Form 10-K. While management believes the procedures followed in preparing these unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, has working capital and stockholders’ deficiencies and has been notified that it is in default on the Crisnic Note and these circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has no cash on hand. The Company expects a burn rate of at least $50,000 per month and will need to raise at least $600,000 to continue its operations, and we can give no assurance of success. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2013 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of February 28, 2014 and August 31, 2013, respectively.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – February 28, 2014	$–	$–	$4,024,101	$4,024,101

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – August 31, 2013	$–	$–	$2,574,365	$2,574,365

Note 4 – Advances from Related Parties

The Company has received funding of $12,600 from certain related parties to help fund its cash operating needs for the six months ended February 28, 2014. The balance outstanding as of February 28, 2014 and August 31, 2013 was $76,160 and $63,560, respectively. The loans are non-interest bearing, unsecured and due on demand. $71,160 of the advances from related parties are convertible at a 70% discount of the average trading price 5 days prior to conversion. Under ASC 815-15 “Derivative and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability and the liability were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The Company determined the fair value of the embedded conversion feature as of February 28, 2014 to be $3,443,963. For the six months ended February 28, 2014, $1,646,286 was recorded as a loss on derivative from these advances resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See more information at footnote 10.

Note 5 – Senior Secured Convertible Note

The Company assumed a $100,000 senior secured convertible note due (the “Senior Note”) issued to The Exchange LLC (the “Exchange LLC”), an unrelated company, upon the consummation of the reverse merger recapitalization with OSL. On October 12, 2011, the Company and Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Note. Pursuant to the Amendment, the maturity date of the Senior Note was extended to October 5, 2012 and the conversion price of the Senior Note was set at $0.001. Any conversion of debt owed to Exchange LLC under the Senior Note must be approved by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. The Company entered into Amendment No. 2 (“Amendment 2”) to the Senior Note on December 12, 2012, pursuant to which the maturity date of the Senior Note was extended to October 5, 2013 and that the parties agreed that the conversion of the Senior Note shall not be affected by any reverse split of the Company’s Common Stock. The Company entered into Amendment No. 3 (“Amendment 3”) to the Senior Note on August 31, 2013 and that the parties agreed to reduce the balance owed of $101,000 to $35,000 so long as Exchange LLC is paid $10,000 on August 30, 2013, $10,000 on September 10, 2013, $10,000 on September 23, 2013, and $5,000 on September 30, 2013. As of August 31, 2013, the total remaining balance outstanding due to Exchange LLC under the Senior Note was $19,950.

During the six months ended February 28, 2014, $25,000 of outstanding note balance was paid in cash. On October 3, 2013, The Exchange LLC entered into an Assignment Agreement (the “Assignment Agreement”) by and among the Exchange LLC and an assignee for the remaining balance owed $14,421 in exchange for $5,000. During the six months ended February 28, 2014, the assignee elected to receive a total of 14,421,000 shares of Common Stock at an average conversion price of $0.01 or $14,421 as final repayment of the outstanding balance owed. In relation to Amendment 3 and in conjunction with the final repayment, the Company recorded a proportional reduction in balance of $44,829 which was recorded as a gain on extinguishment of debt during the six months ended February 28, 2014. As of February 28, 2014, the balance of the Senior Note has been paid in full.

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

As a result of note payment and conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of payment and conversion with the change in fair value recorded to earning. The Company determined the fair value of the embedded conversion feature of the Senior Notes as of October 3, 2013 to be $284,625 and $367,591 was record as gain on derivative liability for the six months ended February 28, 2014. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See footnote 10 for impact of this derivative liability.

Note 6 – Secured Promissory Note, In Default

As part of the Share Exchange discussed in Note 1, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing. Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of February 28, 2014 and August 31, 2013 was $170,000 which is currently due and payable.

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the “Preferred Shares”, to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. The Company discovered that the Preferred Shares were never authorized in the Company’s Articles of Incorporation (the “Articles”) and were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. The Company received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012. Since the Articles did not authorize any of the Preferred Shares, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares, among other things. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note to Kexuan Yao as partial satisfaction of a claim Mr. Yao had against Crisnic. On March 18, 2014, the Company filed a revised summons with notice seeking to declare the Company’s obligation to deliver the Preferred Shares null and void. See Note 12.

Note 7 – Convertible Notes

Convertible notes payable consist of the following as of February 28, 2014 and August 31, 2013:

	February 28, 2014	August 31, 2013
Convertible notes payable, interest at 8% per annum (A) – related parties	$47,590	$47,590
Convertible notes payable, interest at 10% per annum (B)	238,482	450,982
Convertible notes payable	286,072	498,572
Less: note discount	-	(142,187)
Convertible notes payable, net of discount	$286,072	$356,385

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

On March 21, 2013, the Company entered into that certain Assignment, Termination and Release Agreement (the Assignment Agreement) by and among the Company; Asher; Samuel Kotch (S. Kotch) and Benjamin Kotch (B. Kotch) (S. Kotch and B. Kotch each an Assignee and collectively the Assignees), each the son of Eric Kotch, the Chief Financial Officer, Secretary, Treasurer and a director of the Company, pursuant to which i) Asher assigned its rights to the Asher Notes, issued pursuant to those certain corresponding securities purchase agreements (the “SPAs”); ii) the Company and Asher agreed to terminate their obligations to one another under the Asher Notes and the SPAs; and iii) the Company and Asher provided one another with complete releases of all claims, in consideration of a payment by the Assignees of $125,500 to Asher. The Company and the Assignees also entered into that certain Consent to Assignment dated March 21, 2103, whereby the Company consented to the waiver of the requirement under the SPAs that any assignee of the Asher Notes be an accredited investor.

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

During the six months ended February 28, 2014 the Company further amortized $8,437 leaving no remaining discount to offset against the balance of the notes for financial statement presentation. As of February 28, 2014, the total remaining balance was $47,590.

Under ASC 815-15 Derivative and Hedging, the Company determined that the convertible feature of the note should be classified as a derivative liability. See footnote 10 for further information on the impact. The Company determined the fair value of the embedded conversion feature of all the Asher Notes as of February 28, 2014 to be $104,998. For the six months ended February 28, 2014, $15,087 was recorded as a loss on derivative from these notes resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

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

During the six months ended February 28, 2014, the Company paid $12,500 in partial repayment of the Panache Notes. As of February 28, 2014, the total remaining balance outstanding to Panache under the Panache Notes was $238,482.

The Company determined the fair value of the embedded conversion feature for the March and September Panache Notes as of February 28, 2014 to be $465,178 and $9,962, respectively. For the six months ended February 28, 2014, $464,754 and $1,231 was recorded as loss on derivative for the March and September Panache Notes, respectively resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

Kevin Mulhearn

On June 21, 2013, the Company issued an unsecured convertible promissory note to Kevin Mulhearn (Mulhearn) in the principal amount of $200,000, with 10% annum interest. The note is due on December 21, 2013. The note is convertible, in its entirety or in part, into Common Stock of the Company. The conversion price is the average of the three trading days prior to conversion, and the principal that will be converted is $400,000.

Under ASC 815-15 Derivative and Hedging, the Company determined that the convertible feature of the note should be classified as a derivative liability. See footnote 10 for further information on the impact. The derivative resulted in a debt discount of $200,000, of which $66,667 has been amortized into interest expense. As of August 31, 2013, the total remaining balance outstanding to Kevin Mulhearn was $66,667, net of discount of $133,333.

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (Collaboration Agreement) with Mulhearn (See Notes 11 and 13), at which time the Company reclassified the balance owed on the $200,000 unsecured convertible note to additional paid in capital. In addition, the Company expensed the remaining debt discount balance of $133,333 to interest expense during the six months ended February 28, 2014.

As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. The Company determined the fair value of the embedded conversion feature of the promissory note as of October 2, 2013 to be $139,551 which is re-classed from liability to equity. In addition $170,480 was record as gain on derivative liability for the six months ended February 28, 2014. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See footnote 10 for impact of this derivative liability.

Note 8 – Promissory Notes

In May 2013, the Company issued unsecured promissory notes (the May Notes) in an aggregate principal amount equal to $40,000 (the Principal Amount) to two (2) accredited investors. The May Notes accrue simple interest at a rate of 12% per annum and are due and payable six (6) months from the date of their respective issuances. All past-due principal of the May Notes shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the May Notes (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the May Notes; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. As of February 28, 2014 and August 31, 2013, the total remaining balance outstanding under the May Notes is $40,000, respectively.

On May 1, 2013, the Company issued an unsecured promissory note (the May Investor Note) in the principal amount of $10,000 to a private investor. The May Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of February 28, 2014 and August 31, 2013, the total remaining balance outstanding under the May Investor Note is $10,000, respectively.

On May 31, 2013, the Company issued a unsecured promissory note (the “Subsequent May Note” and together with the May Notes and the Demand Note, the “Notes”) in an aggregate principal amount equal to $100,000 (the Subsequent May Note Principal Amount) to an accredited investor, substantially in the form of the May Notes. The Subsequent May Note accrues simple interest at a rate of 10% per annum and is due and payable six (6) months from the date of its issuances, with the Company able to pay the Subsequent May Note Principal Amount in common stock of the Company discounted by 20%. As of August 31, 2013, the total remaining balance outstanding under the Subsequent May Note is $100,000. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (Collaboration Agreement) with Mulhearn (See Notes 11 and 13), at which time the Company reclassified the balance owed on the $100,000 unsecured promissory note to additional paid in capital.

During August, 2013, the Company issued an additional unsecured promissory note substantially in the form of the May Note in an aggregate principal amount equal to $150,000 (the “August, 2013 Note”) to an accredited investor. The August, 2013 Note is due on demand and bears an interest rate of 0%. As of August 31, 2013, the total remaining balance outstanding under the August 20, 2013 Note is $150,000. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (Collaboration Agreement) with Mulhearn (See Notes 11 and 13), at which time the Company reclassified the balance owed on the $150,000 unsecured promissory note to additional paid in capital.

On November 14, 2013, the Company issued an unsecured promissory note in the principal amount of $25,000 to a private investor. The principal of this Note is due and payable on February 15, 2014. All past-due principal of this Note shall bear interest until paid at the rate of 12% per annum. In addition to the principal amount of $25,000 the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $25,000 based on the five day average prices preceding the payment date. In addition, as additional consideration, the Company has agreed to issue the private investor an additional 50,000 shares at a price of $0.01 per share and allocate $500 of the principal amount of the promissory note towards payment of the purchase price. The Company determined the relative fair value of the 50,000 common stock to be $610. As of February 28, 2014, the total remaining balance outstanding under the promissory note is $25,000.

On December 12, 2013, the Company issued an unsecured promissory note in the principal amount of $20,000 to a private investor. The principal of this Note is due and payable on January 12, 2014. All past-due principal of this Note shall bear interest until paid at the rate of 15% per annum. In lieu of cash interest, the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $40,000 based on the five day average prices preceding the date March 12, 2014. As of February 28, 2014, the total remaining balance outstanding under the promissory note is $25,000.

During the six months ended February 28, 2014, the Company issued an unsecured promissory note in the principal amount of $6,612. The principal of this Note is due on demand and bear no interest. As of February 28, 2014, the total remaining balance outstanding under the promissory note is $6,612.

Note 9 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of February 28, 2014 and August 31, 2013, the total remaining balance outstanding is $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of February 28, 2014 and August 31, 2013, the total remaining balance outstanding is $6,000.

On May 13, 2013, the Company issued a promissory note in an aggregate principal amount equal to $20,000 to a related party. The promissory note accrues simple interest at a rate of 12% per annum and is due on demand. All past-due principal shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the promissory note (the Maximum Rate) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the promissory note; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. The Company also issued 200,000 shares of its common stock to the related party as consideration for issuance of the promissory note. The Company determined the relative fair value of the common stock to be $8,571. As of August 31, 2013, the total remaining balance outstanding under the promissory note is $11,429 net of discount of $8,571. As of February 28, 2014, the total remaining balance outstanding under the promissory note is $17,143 net of discount of $2,857.

On May 28, 2013, the Company issued a demand promissory note (the Demand Note) in an aggregate principal amount equal to $50,000 (the Demand Note Principal Amount) to an accredited investor and related party, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the Demand Noteholder) demands repayment (the Due Date). Unpaid principal after the Due Date shall accrue interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company’s creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit. As of February 28, 2014 and August 31, 2013, the total remaining balance outstanding under the Demand Note is $50,000.

Note 10 – Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Asher Notes and Panache Notes (described in Note 7), does not have a fixed settlement provision because conversion of the Asher Notes and the Panache Notes will be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the Asher Notes and the March and September Panache Note was separated from the host contract and recognized as a derivative instrument. The conversion feature of the Asher Notes and the Panache Notes have been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of February 28, 2014 August 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	At	At Date of	At
	February 28, 2014	Issuance	August 31, 2013
Conversion feature :
Risk-free interest rate	0.01 - 0.11%	0.25%	0.02 - 0.09%
Expected volatility	176 - 416%	215%	45 - 661%
Expected life (in years)	0.01 - 0.5	1	0.01 - 0.48
Expected dividend yield	0%	0%	0%
Fair Value :
Conversion feature	$4,024,101	$96,672	$2,574,365

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

The Company determined the fair value of the derivative liabilities to be $4,024,101 as of February 28, 2014, and the Company recorded a loss on the change in fair value of derivative liabilities of $1,589,287 for the six months ended February 28, 2014.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of August 30, 2013	$2,574,365
Change in fair value of derivative liability	1,589,287
Settlement of derivative liability due to conversion of related notes	(139,551)
Derivative liabilities as of February 28, 2014	$4,024,101

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

Common Stock

Common Stock Issued for Employee Compensation and Services

During the six months ended February 28, 2014, the Company issued a total of 600,000 shares of Common Stock to its officers as stipulated in the executive employment agreements with certain executive officers of the Company and was valued at the market price on the respective dates of issuance for $5,590.

Common Stock Issued for Partial Repayment of Senior Secured Convertible Notes

During the six months ended February 28, 2014, the Company issued a total of 14,421,000 shares of Common Stock at an average conversion price of $0.01 or $14,421 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Note 5 above.

Project Collaboration and Profit Sharing Agreement

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Kevin Mulhearn (“Mulhearn”). The purpose of the Collaboration Agreement was to provide the Company with finance, development and marketing services for the launch of its Shop4Equality marketing program. The Investor contributed $550,000, of which $450,000 was received during the year ended August 31, 2013 (See Notes 7 and 8) and $100,000 was received during the six months ended February 28, 2014. The Investor agreed to cancel $557,000 of the promissory notes with accrued interest owed by the Company. Additionally, the Company issued 500,000 shares of its common stock, at par value, as partial consideration for the Investor to enter into the Agreement. The Investor also acquired 5,100,000 shares of the Company’s common stock from a third party in a separate transaction as of the date of the agreement.

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

During the six months ended February 28, 2014, the Company reclassified the $450,000 received as of August 31, 2013 from convertible and promissory notes to additional paid in capital (See Note 7 and Note 8).

Note 12 - Commitments and Contingencies

On March 18, 2014, the Company filed a revised summons with notice with the Supreme Court of the State of New York, County of Rockland Index No.: 031291/2014 against Crisnic Fund, S.A. and Kexuan Yao. By filing the revised summons with notice, the Company is seeking declaratory judgment declaring the Escrow Agreement dated October 10, 2011 among Office Supply Line, Inc., Crisnic Fund, S.A., Red Rock Pictures Holdings, Inc. and Sichenzia Ross, Friedman, Ference, Anslow LLP null and void and declaring Section 5 of the promissory note dated October 11, 2011 by Office Supply Line, Inc. to Crisnic Fund S.A. null and void.

Note 13 – Subsequent Events

The Natural Way Agreement

On March 6, 2014, the Company entered into an agreement with Tony Tucci and Matthew Cohen (the “Agreement”) whereby they agreed to provide the Company with growing, marketing and development support services that it intends to provide to legal marijuana businesses that exist or develop in compliance with federal and state laws as they evolve. In addition, the Company agreed to develop a centralized grow facility in California to support marijuana growing needs of The Natural Way of LA (“Natural Way”). The term of the Agreement is for 12 months and Mr. Tucci and Cohen have agreed not to provide these consulting services to any other public Company for a two year term. The Company agreed to form a subsidiary to provide these consulting services and spin it off to shareholders. The Company agreed to issue each of Tony Tucci and Matthew Cohen 15,000,000 shares of the Company’s common stock in the to be formed subsidiary, half of which shares will be held in escrow for twelve months and released upon performance of the Agreement.

In addition, Natural Way agreed to participate in the Company’s Equality Rewards program for a minimum period of 12 months and to forego participation in any other reward program during that time period.

The Mulhearn Project Collaboration Agreement

On March 6, 2014, the Company entered into an Amendment to Project Collaboration and Profit Sharing Agreement with Kevin T. Mulhearn. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Kevin T. Mulhearn, resulting in the Company reclassifying the balance owed on a $200,000 unsecured convertible note issued to Mr. Mulhearn, to additional paid in capital. In addition, at that time the Company expensed the remaining debt discount balance of $133,333 to interest expense during the three months ended November 30, 2013.

The Amendment to the Collaboration Agreement resulted in the Company issuing a $700,000 convertible promissory note and warrants for an aggregate of 8,000,000 shares of common stock to Mr. Mulhearn. The convertible promissory note is payable in twelve months and permits the Company, at its sole discretion, to convert the balance due into shares of the Company’s common stock at market price at any time following which the thirty day weighted average share price is $0.50. Warrants to purchase 5,000,000 shares of common stock are exercisable when the Company’s share price reaches $0.25 and warrants to purchase 3,000,000 shares of common stock are exercisable when the Company’s share price reaches $0.50. All 8,000,000 warrants will be exercisable on a cashless basis and shall expire two years from the date of issuance. In addition, Mr. Mulhearn has an option to provide $200,000 worth of funding to the Company within twenty days from the date of the Amendment.

The Mulhearn Funding Agreement

On March 18, 2014, the Company entered into a Funding Agreement with Kevin T. Mulhearn whereby the Mr. Mulhearn agreed to invest $100,000 into the Company in exchange for a convertible promissory note with a maturity date twelve months from issuance. The Note is convertible, at the Company’s option, at market price, any time after the thirty day weighted average share price reaches $0.50. In addition, the Company agreed to issue warrants to purchase 833,333 shares of its common stock, which are exercisable without any additional consideration when the Company share price reaches $0.25 and warrants to purchase 500,000 shares of common stock are exercisable without any additional consideration when the Company share price reaches $0.50. In addition, on March 19, 2014, the Company agreed to issued Mr. Mulhearn 5,000,000 shares of restricted common stock as a result of the exercise of a warrant issued on March 5, 2014, which warrant provided that same was exercisable, with no further consideration, upon the share price reaching $0.25.

The Executive Agreements

On March 5, 2014, the Company entered into an Executive Agreement with Eric Kotch, Eli Feder, Bob Rothenberg and Steven Gormley. In exchange for all rights to past due employment compensation, equity, debt, and conversion rights, in the amounts of: (i) Steven Gormley - $56,436; (ii) Eli Feder - $580,000; (iii) Eric Kotch - $674,000; and (iv) Bob Rothenberg - $311,871; full indemnification protection from the Company and a release of any claims or liabilities through the date of the Executive Agreement, each of the executives agreed to the following:

a) to forgive the full balance currently owed as set forth above;

b) to terminate all employment agreements and rights thereunder effective on the date of the Executive Agreement;

c) that any employment or compensation agreements with any of the listed executives entered into within a date 18 months from the Executive Agreement, will require an approval by 75% of the board of directors;

d) the executives will enter into leakout agreements on a pro rata basis and to be determined terms;

e) each executive will be subject to a one year non-competition agreement beginning the later of the termination of such directors employment with the Company or resignation or removal from the board of directors; and

f) the directors will receive warrants, exercisable on a cashless basis, for the following amount of shares (i) Steven Gormley – 2,000,000; (ii) Eli Feder – 7,500,000; (iii) Eric Kotch – 15,000,000; and (iv) Bob Rothenberg – 10,500,000. Such warrants shall be exercisable at the earlier of six months from issuance or after any three consecutive days where the weighted average share price exceeds $0.50 and shall expire two years from the date of issuance.

The Peter Dene Convertible Promissory Note

On March 13, 2014 (the “Closing Date”), the Company completed the sale of a convertible promissory note (the “Dene Note”) in the principal amount of $100,000 with an interest rate of 3% per annum to Peter Dene in exchange for $50,000 cash consideration. The Dene Note matures on March 12, 2015 (the “Maturity Date”). As additional consideration, the Company agreed to issue Peter Dene warrants for the purchase of 200,000 shares of common stock which are exercisable without any additional consideration when the Company share price reaches $0.50.

The Dene Note may be prepaid in whole or in part, at any time. In addition, the Dene Note is convertible in the Company’s common stock, at Dene’s option, at market price determined by the previous five day weighted average price, at any time after which the twenty day weighted average stock price exceeds $0.50.

Issuance of Unregistered Shares of Common Stock

On April 1, 2014, the Company issued to Samuel Schonbrun 3,000,000 shares of its unregistered Common Stock, $0.001 par value per share, in exchange for consulting services valued at $3,000.

On April 3, 2014, the Company issued to Ben Kotch 4,500,000 shares of its unregistered Common Stock, $0.001 par value per share upon conversion of $5,535 principal amount of the Company’s convertible debt held by Mr. Kotch.

On April 3, 2014, the Company issued to Sam Kotch 4,600,000 shares of its unregistered Common Stock, $0.001 par value per share upon conversion of $5,658 principal amount of the Company’s convertible debt held by Mr. Kotch.

Issuance of Promissory Note

On April 11, 2014, the Company issued a short term Promissory Note to Kevin Mulhearn in the principal amount of $60,000. The Note bears interest at 12% per annum and is due on June 11, 2014. The Note may be pre-paid in whole or in part.

Robert Rothenberg Employment Agreement

On April 11, 2014 our board approved an employment agreement with Mr. Rothenberg to serve as our President and Chief Executive Officer for the period beginning April 11, 2014 through April 11, 2015. The term may be extended for up to two successive consecutive one year periods unless either party sends notification of non-renewal to the other party not more than 270 days and not less than 90 days before the end of the then existing term. Mr. Rothenberg’s employment agreement provides for, among other things, payment of a base salary of $300,000, an award of 20,000,000 shares of common stock upon execution of the agreement, an award of 100,000 shares of common stock each month during the term of the agreement, eligibility to receive an annual incentive bonus if approved by our board, and participation in certain health and welfare benefit plans. At any time during his employment, Mr. Rothenberg may convert any or all of the funds owed to him into common shares of the Company at a 70% discount to the average closing price for the previous five days of trading on the OTCQB. Mr. Rothenberg may engage in any business activity outside of the Company that is non-competitive with its business so long as such activity does not affect the performance of his duties under as the Company’s Chief Executive Officer.

Under the terms of the employment agreement, if Mr. Rothenberg’s employment is terminated as a result of his death, disability, by us without cause, occurrence of a “change of control” or upon a “constructive termination”, Mr. Rothenberg will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary discounted by the U.S. Treasury rate most comparable to the applicable time left in the agreement or as and when normal payroll payments are made, the issuance of any undistributed shares issuable under the agreement and health and welfare benefits for a period of six months following such termination.

The agreement obligates Mr. Rothenberg not to compete against us, solicit our employees, disparage us, or disclose confidential information about us during the term of the agreement, if his employment is terminated regardless of the reason.

Steve Gormley Employment Agreement

On April 11, 2014 our board approved an employment agreement with Mr. Gormley to serve as our Chief Business Development Officer reporting to the Company’s Chief Executive Officer for the period beginning April 11, 2014 through April 11, 2015. The term may be extended for up to two successive consecutive one year periods unless either party sends notification of non-renewal to the other party not more than 270 days and not less than 90 days before the end of the then existing term. Mr. Gormley’s employment agreement provides for, among other things, payment of a base salary of $300,000, an award of 20,000,000 shares of common stock upon execution of the agreement, an award of 100,000 shares of common stock each month during the term of the agreement, eligibility to receive an annual incentive bonus if approved by our board, and participation in certain health and welfare benefit plans. At any time during his employment, Mr. Gormley may convert any or all of the funds owed to him into common shares of the Company at a 70% discount to the average closing price for the previous five days of trading on the OTCQB. Mr. Gormley may engage in any business activity outside of the Company that is non-competitive with its business so long as such activity does not affect the performance of his duties under as the Company’s Chief Executive Officer.

Under the terms of the employment agreement, if Mr. Gormley’s employment is terminated as a result of his death, disability, by us without cause, occurrence of a “change of control” or upon a “constructive termination”, Mr. Gormley will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary discounted by the U.S. Treasury rate most comparable to the applicable time left in the agreement or as and when normal payroll payments are made, the issuance of any undistributed shares issuable under the agreement and health and welfare benefits for a period of six months following such termination.

The agreement obligates Mr. Gormley not to compete against us, solicit our employees, disparage us, or disclose confidential information about us during the term of the agreement, if his employment is terminated regardless of the reason.

Eli Feder Consulting Agreement

On April 11, 2014 our board approved a consulting agreement with Mr. Feder to provide food production, logistics, consulting and development services to the Company for its cannabis division for the period beginning April 10, 2014 through April 10, 2017. Mr. Feder’s consulting agreement provides for, among other things, payment of up to $5,000 per month based on the number of hours expensed each month by Mr. Feder and an award of 20,000,000 shares of common stock upon execution of the agreement. The consulting agreement obligates Mr. Feder not to disclose confidential information about us during the term of the agreement.

Debt Repayment

On April 14, 2014, the Company paid off a portion of its convertible debt in the principal amount of $11,307 plus accrued interest of $4,050.48 for a total payoff of $15,357.48.

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

On March 10, 2014, the Company announced its entry into the legal marijuana market. The Company contracted with a legal medical marijuana dispensary in California, The Natural Way of LA, to develop marijuana production facilities in California. The Company intends to form a separate subsidiary to create production facilities in states that presently have legal medical marijuana dispensaries and also position itself to accommodate the growing recreational markets in Colorado and Washington and elsewhere as legal recreational markets emerge. The Company intends to spin off that subsidiary to its existing shareholders after complying with necessary governmental regulations and procedures. In addition, The Natural Way of LA has executed a marketing agreement with the Equality Rewards division of OSL committing to participate in Equality Rewards.

In an effort to reduce our debts and conserve our cash, we have been in discussions with various creditors and vendors seeking to pay outstanding amounts we owe them and for future services by issuing shares of our unregistered common stock. Although we do not have definitive agreements with all of these parties at this time, we expect to issue shares of our common stock to them in the coming months as we finalize agreements with them.

Results of Operations

Comparison of the Three Months Ended February 28, 2014 and February 28, 2013

Revenue

The Company had no revenues for the three months ended February 28, 2014 and February 28, 2013, respectively.

General and Administrative

General and administrative expenses were $287,863 and $979,900 for the three months ended February 28, 2014 and February 28, 2013, respectively. The decrease in expenses was related to reduction in the current quarter of $670,000 of non-cash stock based compensation expense related to common shares issued to Company executives as part of their employment agreements entered into in January 2013. The remaining decrease in expenses of $21,737 was related primarily to decreased professional services expense.

Other Expense, Net

Other expense, net was $2,071,949 and $59,608 for the three months ended February 28, 2014 and February 28, 2013, respectively. The reduction of $2,012,341 was a result of primarily a $96,849 decrease in interest expense and a $2,020,827 addition in change in value of derivative liability (see Note 10 to the Consolidated Financial Statements).

Net Loss

Our net loss for the three months ended February 28, 2014 was $2,359,812. By comparison, we had net loss of $1,039,508 for the three months ended February 28, 2013. Our net loss was attributable to our lack of revenue together with increased general and administrative expenses, increased interest expense and the change in value of our derivative liability, as discussed above. We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Comparison of the Six Months Ended February 28, 2014 and February 28, 2013

Revenue

The Company had no revenues for the six months ended February 28, 2014 and February 28, 2013, respectively.

General and Administrative

General and administrative expenses were $682,574 and $1,251,210 for the six months ended February 28, 2014 and February 28, 2013, respectively. The decrease in expenses was related to a $670,000 reduction of non-cash stock based compensation expense related to common shares issued to Company executives as part of their employment agreements entered into in January 2013. The remaining decrease in expenses of $101,547 was related primarily to a reduction in executive compensation, including stock based compensation partially offset by an increase in professional service expenses.

Other Expense, Net

Other expense, net was $1,778,343 and $239,786 for the six months ended February 28, 2014 and February 28, 2013, respectively. The increase of $1,538,557 was a result of primarily a $1,589,287 change in value of derivative liability (see Note 10 to the Consolidated Financial Statements), a $44,829 gain on settlement of debt (see Note 5 to the Consolidated Financial Statements), a $43,066 reduction in loss on conversion of debt and settlement of accrued interest and a 44,172 reduction in debt issuance costs.

Net Loss

Our net loss for the six months ended February 28, 2014 was $2,461,017. By comparison, we had net loss of $1,490,996 for the six months ended February 28, 2013. The reduction in our net loss was attributable to our lack of revenue together, reduction in general and administrative expenses partially offset by an increase in other income, net as discussed above. We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to February 28, 2014. It also has a working capital deficit and deficit accumulated during the development stage of $7,079,736 and $15,742,810, respectively at February 28, 2014. We have no cash on hand. Consequently, a substantial amount of cash will be required in order to continue operations over the next twelve months.

Due to delays in raising financing, among other factors, the Company was unable to meet the original repayment terms of a $240,000 promissory note (the “Crisnic Note”) it issued to Crisnic Fund S.A. (“Crisnic”) in connection with the October 10, 2011 Share Exchange entered into by the Company the acquire Office Supply Line, Inc. (“OSL”). The current principal balance of the Crisnic Note is $170,000 as of February 28, 2014 and is currently due and payable and in default. In addition, the Company is in default under the Share Exchange as a result of its failure to issue 650,001 shares of its Preferred Stock to Crisnic. The Company filed an amended lawsuit on March 18, 2014 seeking a declaratory judgment declaring its obligation to issue the Preferred Stock to Crisnic or the assignee of the Crisnic Note null and void. See Part II, Item 1 – Legal Proceedings. In addition to the Crisnic Note, the Company has $478,000 of indebtedness with various terms of repayment through February 28, 2014. We can give no assurance that we will generate revenues, if at all, in order to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Net cash used in operating activities was $196,929 and $185,992 for the six months ended February 28, 2014 and 2013, respectively. Net cash used in operating activities was primarily comprised of our net losses from operations, changes in fair value of derivative liability, accrued compensation, accounts payables and accrued liabilities and amortization of note discount.

Net cash provided by financing activities was $126,712 and $186,500 for the six months ended February 28, 2014 and 2013, respectively. During the six months ended February 28, 2014, we received cash of $100,000 relating to a collaboration and profit sharing agreement and $51,612 from the issuance of a promissory note. The Company also received, net of payments, $12,600 of operating loans from related parties. These receipts were offset by $37,500 in payments of promissory notes and convertible notes.

We believe our current working capital position together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.

In addition to the anticipated $125,000 per month necessary to cover our operating expenses, we anticipate additional annual website and technology development costs of between $300,000 and $500,000. We have been and expect to continue to fund these activities with debt and equity financing. We have not determined the costs involved in entering into the consulting agreement with the Natural Way of LA discussed above.

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

Our significant accounting policies are summarized in Note 3 of our consolidated financial statements included in this report. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended February 28, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 18, 2014, the Company filed a revised summons with notice with the Supreme Court of the State of New York, County of Rockland Index No.: 031291/2014 against Crisnic Fund, S.A. and Kexuan Yao. By filing the revised summons with notice, the Company is seeking declaratory judgment declaring the Escrow Agreement dated October 10, 2011 among Office Supply Line, Inc., Crisnic Fund, S.A., Red Rock Pictures Holdings, Inc. and Sichenzia Ross, Friedman, Ference, Anslow LLP null and void and declaring Section 5 of the promissory note dated October 11, 2011 by Office Supply Line, Inc. to Crisnic Fund S.A. null and void.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Item 5 below.

Item 3. Defaults Upon Senior Securities

Due to delays in raising financing, among other factors, the Company was unable to meet the original repayment terms of a $240,000 promissory note (the “Crisnic Note”) it issued to Crisnic Fund S.A. (“Crisnic”) in connection with the October 10, 2011 Share Exchange entered into by the Company the acquire Office Supply Line, Inc. (“OSL”). The current principal balance of the Crisnic Note is $170,000 as of February 28, 2014 and is currently due and payable and in default. In addition, the Company is in default under the Share Exchange as a result of its failure to issue 650,001 shares of its Preferred Stock to Crisnic. The Company filed an amended lawsuit on March 18, 2014 seeking a declaratory judgment declaring its obligation to issue the Preferred Stock to Crisnic or the assignee of the Crisnic Note null and void. See Part II, Item 1 – Legal Proceedings.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Resignation of Eric Koch

On April 10, 2014, Eric Koch resigned as the Company’s Chief Financial Officer and a member of its board of directors. Mr. Koch decided to pursue other interests. Robert Rothenberg will take over Mr. Koch’s duties as the Company’s Chief Financial Officer on an interim basis.

Robert Rothenberg Employment Agreement

On April 11, 2014 our board approved an employment agreement with Mr. Rothenberg to serve as our President and Chief Executive Officer for the period beginning April 11, 2014 through April 11, 2015. The term may be extended for up to two successive consecutive one year periods unless either party sends notification of non-renewal to the other party not more than 270 days and not less than 90 days before the end of the then existing term. Mr. Rothenberg’s employment agreement provides for, among other things, payment of a base salary of $300,000, an award of 20,000,000 shares of common stock upon execution of the agreement, an award of 100,000 shares of common stock each month during the term of the agreement, eligibility to receive an annual incentive bonus if approved by our board, and participation in certain health and welfare benefit plans. At any time during his employment, Mr. Rothenberg may convert any or all of the funds owed to him into common shares of the Company at a 70% discount to the average closing price for the previous five days of trading on the OTCQB. Mr. Rothenberg may engage in any business activity outside of the Company that is non-competitive with its business so long as such activity does not affect the performance of his duties under as the Company’s Chief Executive Officer.

Under the terms of the employment agreement, if Mr. Rothenberg’s employment is terminated as a result of his death, disability, by us without cause, occurrence of a “change of control” or upon a “constructive termination”, Mr. Rothenberg will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary discounted by the U.S. Treasury rate most comparable to the applicable time left in the agreement or as and when normal payroll payments are made, the issuance of any undistributed shares issuable under the agreement and health and welfare benefits for a period of six months following such termination.

The agreement obligates Mr. Rothenberg not to compete against us, solicit our employees, disparage us, or disclose confidential information about us during the term of the agreement, if his employment is terminated regardless of the reason.

Steve Gormley Employment Agreement

On April 11, 2014 our board approved an employment agreement with Mr. Gormley to serve as our Chief Business Development Officer reporting to the Company’s Chief Executive Officer for the period beginning April 11, 2014 through April 11, 2015. The term may be extended for up to two successive consecutive one year periods unless either party sends notification of non-renewal to the other party not more than 270 days and not less than 90 days before the end of the then existing term. Mr. Gormley’s employment agreement provides for, among other things, payment of a base salary of $300,000, an award of 20,000,000 shares of common stock upon execution of the agreement, an award of 100,000 shares of common stock each month during the term of the agreement, eligibility to receive an annual incentive bonus if approved by our board, and participation in certain health and welfare benefit plans. At any time during his employment, Mr. Gormley may convert any or all of the funds owed to him into common shares of the Company at a 70% discount to the average closing price for the previous five days of trading on the OTCQB. Mr. Gormley may engage in any business activity outside of the Company that is non-competitive with its business so long as such activity does not affect the performance of his duties under as the Company’s Chief Executive Officer.

Under the terms of the employment agreement, if Mr. Gormley’s employment is terminated as a result of his death, disability, by us without cause, occurrence of a “change of control” or upon a “constructive termination”, Mr. Gormley will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary discounted by the U.S. Treasury rate most comparable to the applicable time left in the agreement or as and when normal payroll payments are made, the issuance of any undistributed shares issuable under the agreement and health and welfare benefits for a period of six months following such termination.

The agreement obligates Mr. Gormley not to compete against us, solicit our employees, disparage us, or disclose confidential information about us during the term of the agreement, if his employment is terminated regardless of the reason.

Eli Feder Consulting Agreement

On April 11, 2014 our board approved a consulting agreement with Mr. Feder to provide food production, logistics, consulting and development services to the Company for its cannabis division for the period beginning April 10, 2014 through April 10, 2017. Mr. Feder’s consulting agreement provides for, among other things, payment of up to $5,000 per month based on the number of hours expensed each month by Mr. Feder and an award of 20,000,000 shares of common stock upon execution of the agreement. The consulting agreement obligates Mr. Feder not to disclose confidential information about us during the term of the agreement.

Issuance of Unregistered Shares of Common Stock

On April 1, 2014, the Company issued to Samuel Schonbrun 3,000,000 shares of its unregistered Common Stock, $0.001 par value per share, in exchange for consulting services valued at $3,000.

On April 3, 2014, the Company issued to Ben Kotch 4,500,000 shares of its unregistered Common Stock, $0.001 par value per share upon conversion of $5,535 principal amount of the Company’s convertible debt held by Mr. Kotch.

On April 3, 2014, the Company issued to Sam Kotch 4,600,000 shares of its unregistered Common Stock, $0.001 par value per share upon conversion of $5,658 principal amount of the Company’s convertible debt held by Mr. Kotch.

On April 3, 2014, the Company issued to Kevin Mulhearn 5,000,000 shares of its unregistered Common Stock, $0.001 par value per share upon exercise of a warrant issued to him on March 5, 2014 in connection with the October 2, 2013 Collaboration Agreement we entered into with him. The warrants were exercised with no further consideration paid to us.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.32	Project Collaboration and Profit Sharing Agreement dated October 2, 2013 among OSL Holdings, Inc. and Kevin Mulhearn (incorporated herein by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on January 21, 2014).

10.33	Amendment to Project Collaboration and Profit Sharing Agreement dated October 13, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.34+	OSLH Executive Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.35	Agreement Among Tony Tucci, Matthew Cohen and OSL Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.36	Natural Way of LA, Matthew Cohen Agreement with OSL Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.37	Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Commission on March 21, 2014).

10.38	Funding Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on March 21, 2014).

10.39+	Employment Agreement between OSL Holdings, Inc. and Robert Rothenberg dated April 10, 2014.

10.40+	Consulting Agreement between OSL Holdings, Inc. and Eli Feder dated April 10, 2014.

10.41+	Employment Agreement between OSL Holdings, Inc. and Steve Gormley dated April 10, 2014.

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSL Holdings, Inc.

Date: April 18, 2014	By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg, Chief Executive Officer
(Principal Executive Officer)