Form 10-Q
period 2014-05-31
OSL HOLDINGS INC.
filed 2014-07-21
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32658

OSL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1669 Edgewood Road, Suite 214, Yardley, PA	10967
(Address of principal executive offices)	(Zip Code)

(845) 363-6776

(Registrant’s telephone number, including area code)

60 Dutch Hill Road, Suite 13, Orangeburg, NY 10967.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 21, 2014 there were 253,722,308 shares of common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OSL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	August 31, 2013
	(Unaudited)
Assets

Current assets:
Cash	$9,910	$70,217
Prepaid expenses and other assets	49,510	3,000
Total current assets	59,420	73,217

Property and equipment, net	45,000	-

Total assets	$104,420	$73,217

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,017,332	$1,117,420
Accrued officers compensation	49,390	716,000
Advances from related parties	5,000	63,560
Senior secured convertible note	-	19,950
Secured promissory note – in default	170,000	170,000
Convertible notes, net of discount of $0 and $133,750, respectively	87,629	317,232
Convertible notes with related parties, net of discount of $0 and $8,437, respectively	-	39,153
Promissory notes, net of discount of $82, 659 and $0, respectively	173,274	300,000
Promissory notes with related parties, net of discount of $4,659 and $8,872, respectively	110,341	91,428
Derivative liability	565,991	2,574,365
Total current liabilities	2,178,957	5,409,108

Promissory notes – net of discount of $327,724 and $0, respectively	11,888	-
Total liabilities	2,190,845	5,409,108

Commitments and contingencies

Stockholders’ deficit:
Common Stock, $.001 par value; 450,000,000 shares authorized; 250,222,308 and 136,936,316 shares issued and outstanding at May 31, 2014 and August 31, 2013, respectively	250,224	136,937
Additional paid-in capital	16,665,508	7,808,965
Accumulated deficit	(19,002,157)	(13,281,793)
Total stockholders’ deficit	(2,086,425)	(5,335,891)
Total liabilities and stockholders’ deficit	$104,420	$73,217

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	$4,088,040	$548,007
Operating loss	(4,088,040)	(548,007)
Other income (expense):
Interest expense	(57,336)	(65,879)
Loss on executive agreement settlement by issuance of options	(707,700)
Loss on settlement of promissory notes	(8,000)
Loss on conversion of debt and settlement of accrued interest	-	(601,609)
Change in value of derivative liability	1,601,729	(2,728,893)
Other income (expense), net	828,693	(3,396,381)
Net loss	$(3,259,347)	$ (3,944, 388)

Net loss per common share
Net income per common share – basic and diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding – basic and diluted	195,340,074	88,686,915

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended May 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	$4,770,714	$2,032,519
Operating loss	(4,770,714)	(2,032,519)
Other expense:
Interest expense	(291,221)	(197,645)
Loss on executive agreement settlement by issuance of options	(707,700)	-
Gain on settlement of debt	44,829	-
Loss on settlement of promissory notes	(8,000)	-
Loss on conversion of debt and settlement of accrued interest	-	(601,609)
Change in value of derivative liability	12,442	(2,603,611)
Other expense, net	(949,650)	(3,402,865)
Net loss	$(5,720,364)	$(5,435,384)

Net loss per common share
Net income per common share – basic and diluted	$(0.03)	$(0.13)
Weighted average common shares outstanding – basic and diluted	165,825,801	41,725,001

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	May 31, 2014	May 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss:	$(5,720,364)	$(5,435,384)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on executive agreement settlement by issuance of options	707,700	-
Fair value of stock issued for services from third parties	74,913	354,981
Stock issued to officers for compensation and services	3,643,000	782,000
Loss on settlement of promissory notes	8,000	-
Gain on settlement of debt	(44,829)	-
Change in fair value of derivative liability	(12,442)	2,603,611
Amortization of note discount	197,603	160,524
Cost of offerings	-	44,172
Loss on conversion of debt and accrued interest	-	601,609
(Increase) decrease in:
Prepaid and other assets	(46,510)	(1,000)
Accounts payable and accrued liabilities	117,572	161,120
Accrued compensation	576,735	345,000
Net cash used in operating activities	(498,622)	(383,367)

Cash flows from investing activities:
Purchase of property and equipment	(45,000)	-
Website development costs	-	(49,942)
Net cash used in investing activities	(45,000)	(49,942)

Cash flows from financing activities:
Advances from related parties	12,600	68,133
Payment of senior secured convertible note	(25,000)	-
Payment of promissory notes	(15,000)	-
Payment of convertible notes	(48,897)	-
Cash received on issuance of convertible promissory notes	100,000	52,500
Cash received on issuance of a promissory note	389,612	226,000
Cash received on issuance of a promissory note - related parties	10,000	-
Cash received on issuance of common stock	60,000	179,500
Net cash provided by financing activities	483,315	526,133

Change in cash:
Net increase (decrease)	(60,307)	92,824
Balance at beginning of period	70,217	202
Balance at end of period	$9,910	$93,026

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$12,060	$-

Non cash financing activities
Common shares issued upon conversion of convertible notes and accrued interest	$221,131	$183,597
Reclassification of common shares issuable to additional paid in capital	$-	$102,083
Common shares issued to lender as consideration for issuance of promissory note	$40,610	$8,571
Reclassification from additional paid in capital to common shares	$1,500	$-
Fair value of common shares issued upon conversion of collaboration agreement	$407,000	$-
Fair value of common shares issued upon conversion of accounts payable	$58,900	$-
Shares issued for cashless warrant exercise	$5,000	$-
Share cancellation	$(1,100)	$-
Reclassification of derivative liability to additional paid in capital	$2,399,276	$560,974
Debt discount originated from derivative liability	$395,344	$-

See accompanying notes to the consolidated unaudited financial statements.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Note 1 - Organization, Nature of Business and Basis of Presentation

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

Basis of Presentation

In the quarter ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

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

Note 2 - Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, has working capital and stockholders’ deficiencies and has been notified that it is in default on the Crisnic Note and these circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has less than $10,000 cash on hand. The Company expects a burn rate of at least $50,000 per month and will need to raise at least $600,000 to continue its operations, and we can give no assurance of success. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2013 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying value of the Company’s cash, accounts payable and accrued liabilities, advances from stockholder, senior secured convertible debt, secured note payable and advances from related parties approximates fair value because of the short-term maturity of these instruments.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of May 31, 2014 and August 31, 2013, respectively.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – May 31, 2014	$–	$–	$565,991	$565,991

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – August 31, 2013	$–	$–	$2,574,365	$2,574,365

Note 4 - Property and Equipment

The table below displays our property and equipment balances as of May 31, 2014 and August 31, 2013, respectively.

	May 31, 2014	August 31, 2013
Property and equipment	$45,000	$-
Less accumulated depreciation	-	-
Total property and equipment, net	$45,000	$-

During the three and nine months ended May 31, 2014, the Company purchased $45,000 of assets comprised primarily of office equipment and furniture (See Note 13). As the assets were not placed into service as of May 31, 2014, the Company did not record depreciation expense for three and nine months ended May 31, 2014.

Note 5 - Advances from Related Parties

The Company has received funding of $12,600 from certain related parties to help fund its cash operating needs for the nine months ended May 31, 2014. The balance outstanding as of May 31, 2014 and August 31, 2013 was $5,000 and $63,560, respectively. The loans are non-interest bearing, unsecured and due on demand. On March 5, 2014, the Company entered into an Executive Agreement (see Note 12) in which certain related parties waived the balance owed to them from advances of $71,160. The $71,160 advances were convertible at a 70% discount of the average trading price 5 days prior to conversion. Under ASC 815-15 “Derivative and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability and the liability were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. Under the Executive Agreement, the balances of $71,160 were settled with stock options. The total fair value of the conversion feature on conversion dates was $962,499 and this value was reclassified out of liabilities to equity. In addition, during the nine months ended May 31, 2014, $835,178 was recorded as gain on derivative liability. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See more information at footnote 11. The remaining advances from related parties of $5,000 outstanding as of May 31, 2014 is not convertible.

During the nine months ended May 31, 2014, the Company incurred accrued compensation with one employee for amount of $35,000 which was included in accrued compensation. The amount is convertible at a 70% discount of the average trading price 5 days prior to conversion. Under ASC 815-15 “Derivative and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability and the liability were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The Company determined the fair value of the embedded conversion feature as of May 31, 2014 to be $63,824. For the nine months ended May 31, 2014, $63,824 was recorded as a loss on derivative from these advances resulted from the change in fair value of the conversion features. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See more information at footnote 11.

Note 6 - Senior Secured Convertible Note

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

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

During the nine months ended May 31, 2014, $25,000 of outstanding note balance was paid in cash. On October 3, 2013, The Exchange LLC entered into an Assignment Agreement (the “Assignment Agreement”) by and among the Exchange LLC and an assignee for the remaining balance owed $14,421 in exchange for $5,000. During the nine months ended May 31, 2014, the assignee elected to receive a total of 14,421,000 shares of Common Stock at an average conversion price of $0.001 or $14,421 as final repayment of the outstanding balance owed. In relation to Amendment 3 and in conjunction with the final repayment, the Company recorded a proportional reduction in balance of $44,829 which was recorded as a gain on extinguishment of debt during the nine months ended May 31, 2014. As of May 31, 2014, the balance of the Senior Note has been paid in full.

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

As a result of note payment and conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of payment and conversion with the change in fair value recorded to earning. The Company determined the fair value of the embedded conversion feature of the Senior Notes as of October 3, 2013 to be $284,625 and $367,591 was recorded as gain on derivative liability for the nine months ended May 31, 2014. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See footnote 11 for impact of this derivative liability.

Note 7 - Secured Promissory Note, In Default

As part of the Share Exchange discussed in Note 1, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing. Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of May 31, 2014 and August 31, 2013 was $170,000 which is currently due and payable.

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the “Preferred Shares”, to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. The Company discovered that the Preferred Shares were never authorized in the Company’s Articles of Incorporation (the “Articles”) and were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. The Company received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012. Since the Articles did not authorize any of the Preferred Shares, the Company does not believe that it is legally able to issue the Preferred Shares required by the Share Cancellation Agreement and the Crisnic Note at this time. The Company also takes the position that it is not obligated to issue the Preferred Shares as the intended recipient is the entity that misrepresented the Company’s ability to issue such shares, among other things. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note to Kexuan Yao as partial satisfaction of a claim Mr. Yao had against Crisnic. On March 18, 2014, the Company filed a revised summons with notice seeking to declare the Company’s obligation to deliver the Preferred Shares null and void (See Note 13).

Note 8 - Convertible Notes

Convertible notes payable consist of the following as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Convertible notes payable, interest at 8% per annum (A) - related parties	$-	$47,590
Convertible notes payable, interest at 10% per annum (B)	87,629	450,982
Convertible notes payable (C)	-	-
	87,629	498,572
Less: note discount	-	(142,187)
Convertible notes payable, net of discount	$87,629	$356,385

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

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

During the nine months ended May 31, 2014, the Company paid $36,397 and issued a total of 9,100,000 shares of Common Stock at an average conversion price of $0.0012 or $11,193 as final repayment of the Convertible Notes and accrued interest. During the nine months ended May 31, 2014 the Company further amortized $8,437 of debt discount to interest expense. As of May 31, 2014, the balance of the Convertible Notes has been paid in full.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Under ASC 815-15 Derivative and Hedging, the Company determined that the convertible feature of the note should be classified as a derivative liability. See footnote 11 for further information on the impact. Upon conversion of the note on April 4, 2014, under ASC 815-15 “Derivative and Hedging”, total fair value of the conversion feature on conversion dates was $23,231 and this value was reclassified out of liabilities to equity. Due to the balance of the Convertible Notes has been paid in full, the Company determined the fair value of the embedded conversion feature of all the Asher Notes as of May 31, 2014 to be $0. For the nine months ended May 31, 2014, $66,680 was recorded as a gain on derivative from these notes resulted from the change in fair value of the conversion features due to repayment and conversion. The valuation of the derivative liability was determined by management using a weighted-average Black-Scholes Merton option pricing model.

(B) Panache Capital, LLC (Assigned in March and April 2014)

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

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

In March and April 2014, Panache Capital, LLC (Assignor) entered into certain assignment of debt agreements with several investors (Assignees) pursuant to which the Assignor granted, transferred and set over unto the Assignees its right, title and interest in the Panache Notes including, without limitation, all rights, accrued interest, benefits and advantages of the Assignor to be derived here from and all burdens, obligations and liabilities to be derived thereunder.

During the nine months ended May 31, 2014, the Company paid $12,500 on September 18, 2013, and issued a total of 8,030,493 shares of Common Stock at an average conversion price of $0.02 or $150,853 in partial repayment of the Panache Notes on April 18, 2014. As of May 31, 2014, the total remaining balance outstanding to Panache under the Panache Notes was $87,629, net of discount of zero.

The Company determined the fair value of the embedded conversion feature for the March and September Panache Notes as of May 31, 2014 to be $191,494.Upon conversion of the note, under ASC 815-15 “Derivative and Hedging”, total fair value of the conversion feature on conversion dates was $583,995 and this value was reclassified out of liabilities to equity. For the nine months ended May 31, 2014, $766,334 was recorded as loss on derivative for the March and September Panache Notes, resulted from the change in fair value of the conversion features. The valuation of the derivative was determined by management using a weighted-average Black-Scholes Merton option pricing model. See footnote 11 for impact of this derivative liability.

(C) Kevin Mulhearn – (Project Collaboration and Profit Sharing Agreement)

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

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (Collaboration Agreement) with Mulhearn (See Notes 12), at which time the Company reclassified the balance owed on the $200,000 unsecured convertible note to additional paid in capital. In addition, the Company expensed the remaining debt discount balance of $133,333 to interest expense during the nine months ended May 31, 2014.

As a result of note conversion, under ASC 815-15 “Derivative and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earning. The Company determined the fair value of the embedded conversion feature of the promissory note as of October 2, 2013 to be $139,551 which is re-classed from liability to equity. In addition $170,480 was record as gain on derivative liability for the nine months ended May 31, 2014. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model. See footnote 11 for impact of this derivative liability.

Note 9 - Promissory Notes

In May 2013, the Company issued unsecured promissory notes (the May Notes) in an aggregate principal amount equal to $40,000 (the Principal Amount) to two (2) accredited investors. The May Notes accrue simple interest at a rate of 12% per annum and are due and payable six (6) months from the date of their respective issuances. All past-due principal of the May Notes shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the May Notes (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the May Notes; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. As of August 31, 2013, the total remaining balance outstanding under the May Notes was $40,000. During the nine months ended May 31, 2014, the Company issued a total of 1,191,040 shares of Common Stock at an average conversion price of $0.04, or $44,664, as final repayment of the May Notes and accrued interest leaving no balance outstanding at May 31, 2014. Along with the issuance of the shares, the Company also issued warrants to purchase of 160,000 shares of common stock. Under ASC 815-15 “Derivative and Hedging”, the warrants were tainted by the convertible notes, and the value of the warrants was determined by management using a weighted-average Black-Scholes Merton option pricing model. The fair value of $8,000 was recorded as a loss on settlement of promissory notes. $1,760 was record as loss on derivative liability related to the warrant resulted from the change in fair value of the conversion features for the nine months ended May 31, 2014. The derivative liability as of May 31, 2014 was determined to be $9,760. See footnote 11 for impact of this derivative liability.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

On May 1, 2013, the Company issued an unsecured promissory note (the May Investor Note) in the principal amount of $10,000 to a private investor. The May Investor Note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of May 31, 2014 and August 31, 2013, the total remaining balance outstanding under the May Investor Note is $10,000, respectively.

On November 14, 2013, the Company issued an unsecured promissory note in the principal amount of $25,000 to a private investor. The principal of this note is due and payable on February 15, 2014. All past-due principal of this note shall bear interest until paid at the rate of 12% per annum. In addition to the principal amount of $25,000 the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $25,000 based on the five day average prices preceding the payment date. In addition, as additional consideration, the Company has agreed to issue the private investor an additional 50,000 shares at a price of $0.01 per share and allocate $500 of the principal amount of the promissory note towards payment of the purchase price. The Company determined the relative fair value of the 50,000 common stock to be $610. As of May 31, 2014, the total remaining balance outstanding under the promissory note is $25,000.

On December 12, 2013, the Company issued an unsecured promissory note in the principal amount of $20,000 to a private investor. The principal of this note is due and payable on January 12, 2014. All past-due principal of this note shall bear interest until paid at the rate of 15% per annum. In lieu of cash interest, the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $40,000 based on the five day average prices preceding the date March 12, 2014. During the nine months ended May 31, 2014, $15,000 of outstanding note balance was paid in cash. As of May 31, 2014, the total remaining balance outstanding under the promissory note is $5,000.

On May 1, 2014, the Company issued an unsecured promissory note in the principal amount of $15,000 in exchange for $10,000 in cash consideration. The promissory note bears no interest and is due on August 1, 2014. All past due principal on this note bears interest at 12% per annum. The difference between the cash received and note amount, or $5,000, was recorded as a debt discount and is being amortized to interest expense over the term of the note. As additional consideration, the Company issued warrants to purchase 160,000 shares of common stock without any additional consideration. Under ASC 815-15 “Derivative and Hedging”, the warrants were tainted by the convertible notes, and the Company determined the relative fair value of the warrants to be $8,976 which was recorded as a debt discount. During the nine months ended May 31, 2014 the Company amortized $4,659 of the debt discount to interest expense. As of May 31, 2014, the total remaining balance outstanding was $5,683, net of discount of $9,317. In addition $784 was record as loss on derivative liability resulted from the change in fair value of the conversion features for the nine months ended May 31, 2014. The derivative liability as of May 31, 2014 was determined to be $9,760. See footnote 11 for impact of this derivative liability.

On March 13, 2014, the Company issued an unsecured promissory note in the principal amount of $100,000 with an interest rate of 3% per annum to a private investor in exchange for $50,000 cash. The promissory note matures on March 12, 2015 and may be prepaid in whole or in part, at any time. The difference between the note amount of $100,000 and the $50,000 cash received, or $50,000, is considered debt discount and being amortized over the term of the note. As additional consideration, the Company issued warrants to purchase of 200,000 shares of common stock without any additional consideration and the warrants are exercisable when the Company share price reaches $0.50. Under ASC 815-15 “Derivative and Hedging”, the warrant were tainted by the convertible notes, and the Company determined the relative fair value of the warrants to be $47,780 which was recorded as a debt discount. During the nine months ended May 31, 2014 the Company amortized $20,371 of the debt discount to interest expense. As of May 31, 2014, the total remaining balance outstanding was $22,591, net of discount of $77,409. In addition $35,580 was record as gain on derivative liability resulted from the change in fair value of the conversion features for the nine months ended May 31, 2014. The derivative liability as of May 31, 2014 was determined to be $12,200. See footnote 11 for impact of this derivative liability.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

On May 12, 2014, the Company issued an unsecured convertible promissory note to an accredited investor in the principal amount of $55,125, with 8% annum interest, at a discount of 5%, in exchange for $52,500 cash consideration. The note matures on May 13, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of May 31, 2014, the total remaining balance outstanding was $52,500, net of discount of $2,625.

On May 12, 2014, the Company issued an unsecured convertible promissory note to another accredited investor in the principal amount of $55,125, with 8% annum interest, at a discount of 5%, in exchange for $52,500 cash consideration. The note matures on May 13, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of May 31, 2014, the total remaining balance outstanding was $52,500, net of discount of $2,625, respectively.

Kevin Mulhearn – (Project Collaboration and Profit Sharing Agreement)

On May 31, 2013, the Company issued an unsecured promissory note (the “Subsequent May Note” and together with the May Notes and the Demand Note, the “Notes”) in an aggregate principal amount equal to $100,000 (the Subsequent May Note Principal Amount) to an accredited investor, substantially in the form of the May Notes. The Subsequent May Note accrues simple interest at a rate of 10% per annum and is due and payable six (6) months from the date of its issuances, with the Company able to pay the Subsequent May Note Principal Amount in common stock of the Company discounted by 20%. As of August 31, 2013, the total remaining balance outstanding under the Subsequent May Note is $100,000. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (Collaboration Agreement) with Mulhearn (See Notes 12), at which time the Company reclassified the balance owed on the $100,000 unsecured promissory note to additional paid in capital.

During August, 2013, the Company issued an additional unsecured promissory note substantially in the form of the May Note in an aggregate principal amount equal to $150,000 (the “August 2013 Note”) to an accredited investor. The August, 2013 Note is due on demand and bears an interest rate of 0%. As of August 31, 2013, the total remaining balance outstanding under the August 20, 2013 Note is $150,000. On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (Collaboration Agreement) with Mulhearn (See Notes 12 and 13), at which time the Company reclassified the balance owed on the $150,000 unsecured promissory note to additional paid in capital. On March 5, 2014, the Company entered into a Second Amendment to the October 2, 2013 Project Collaboration and Profit Sharing Agreement. The Second Amendment resulted in a reduction in the amount of profit sharing for Mr. Mulhearn in exchange for reinstating the balance owed of $150,000, at an interest rate of $0 and due on January 31, 2019. The Company reinstated the balance owed of $150,000 by reversing the reclassified amount from additional paid in capital to long term promissory notes on the Consolidated Balance Sheets. As of May 31, 2014, the total remaining balance outstanding was $150,000.

During the nine months ended May 31, 2014, the Company issued multiple unsecured promissory notes in an aggregate principal amount equal to $189,612 to Mr. Mulhearn. One of the notes was in a principal amount of $60,000, in exchange for $50,000 cash consideration. The difference between the cash received and note amount, or $10,000, was recorded as a debt discount and is being amortized to interest expense over the term of the note. The notes accrue no interest per annum and are due and payable on January 31, 2019. Payments made prior to August 31,2014 will be applied to the outstanding balance by the payment amount multiplied by 2; all payments made between September 1, 2014 and December 31, 2014 will be applied to the outstanding balance by the payment amount multiplied by 1.75; all payments made between January 1, 2015 and March 31, 2015 will be applied to the outstanding balance by the payment amount multiplied by 1.5; all payments made between April 1, 2015 and June 30, 2015 will be applied to the outstanding balance by the payment amount multiplied by 1.25; and all payments made after June 30, 2015 shall credit the payment without a multiplier. In the event of default, which occurs if the Company fails to pay when due any principal of the Mulhearn Notes; the notes can be converted into shares of common stock. The conversion price will be based on a 50% discount to the average of the closing bid price for the two prior trading days immediately preceding the conversion date. As of May 31, 2014, the total remaining balance outstanding was $179,612, net of discount of $10,000. These multiple notes, along with the reinstated August 2013 Note of $150,000, were subsequently consolidated under one note for $329,612 issued on July 10, 2014 (See Note 14).

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

As consideration for the multiple unsecured notes issued during the nine months ended May 31, 2014 and along with the reinstated $150,000 August 2013 Note, the Company issued warrants for the purchase of 9,333,333 shares of common stock exercisable without any additional consideration. Under ASC 815-15 “Derivative and Hedging”, the warrant were tainted by the convertible notes, and the Company determined the fair value of the warrants to be $1,287,954 of which $329,612 was recorded as debt discount and the remaining $958,342 was recorded as a loss on derivative liability. On March 18, 2014, 5,000,000 warrants were exercised. As a result of the exercise, the Company recorded a reduction in the change in value of derivative liability of $690,000 with an offset to additional paid in capital. For the nine months ended May 31, 2014, $333,641 was recorded as a gain on derivative from these warrants resulted from the change in fair value of the conversion features. The derivative liability as of May 31, 2014 was determined to be $264,313.

During the nine months ended May 31, 2014 the Company amortized $11,888 of the debt discount to interest expense leaving a remaining debt discount of $327,724. As of May 31, 2014, the total remaining balance outstanding was $11,888, net of discount of $327,724, and was classified as a long term liability in the Consolidated Balance Sheets.

Note 10 - Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of May 31, 2014 and August 31, 2013, the total remaining balance outstanding is $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of May 31, 2014 and August 31, 2013, the total remaining balance outstanding is $6,000.

On May 13, 2013, the Company issued a promissory note in an aggregate principal amount equal to $20,000 to a related party. The promissory note accrues simple interest at a rate of 12% per annum and is due on demand. All past-due principal shall bear interest until paid at the maximum nonusurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the promissory note (the Maximum Rate) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum. The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the promissory note; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. The Company also issued 200,000 shares of its common stock to the related party as consideration for issuance of the promissory note. The Company determined the relative fair value of the common stock to be $8,571. As of August 31, 2013, the total remaining balance outstanding under the promissory note is $11,429 net of discount of $8,571. During the nine months ended May 31, 2014 the Company amortized $8,571 of the debt discount to interest expense. As of May 31, 2014, the total remaining balance outstanding under the promissory note is $20,000 net of discount of $0.

On May 28, 2013, the Company issued a demand promissory note (the Demand Note) in an aggregate principal amount equal to $50,000 (the Demand Note Principal Amount) to an accredited investor and related party, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the Demand Noteholder) demands repayment (the Due Date). Unpaid principal after the Due Date shall accrue interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company’s creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit. As of May 31, 2014 and August 31, 2013, the total remaining balance outstanding under the Demand Note is $50,000.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

On May 1, 2014, the Company issued an unsecured promissory note in the principal amount of $15,000 to a related party in exchange for $10,000 in cash consideration. The promissory note bears no interest and is due on June 15, 2014. All past due principal on this note bears interest at 12% per annum. The difference between the cash received and note amount, or $5,000, was recorded as a debt discount and is being amortized to interest expense over the term of the note. As additional consideration, the issued warrants for the purchase of 160,000 shares of common stock exercisable without any additional consideration. Under ASC 815-15 “Derivative and Hedging”, the warrant were tainted by the convertible notes, and the Company determined the relative fair value of the warrants to be $8,976. During the nine months ended May 31, 2014 the Company amortized $9,317 of the debt discount to interest expense. As of May 31, 2014, the total remaining balance outstanding was $10,341, net of discount of $4,659. In addition $784 was record as loss on derivative liability resulted from the change in fair value of the conversion features for the nine months ended May 31, 2014. The derivative liability as of May 31, 2014 was determined to be $9,760. See footnote 11 for impact of this derivative liability.

Note 11 - Derivative Liability

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

At the date of issuance and as of May 31, 2014 and August 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model, assuming maximum value.

The Company determined the fair value of the derivative liabilities to be $565,991 as of May 31, 2014, and the Company recorded a gain on the change in fair value of derivative liabilities of $12,442 for the nine months ended May 31, 2014.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of August 30, 2013	$2,574,365
Record derivative liability as debt discount	395,344
Change in fair value of derivative liability	(12,442)
Loss on settlement of promissory note	8,000
Reclassification of derivative liability to additional paid in capital	(2,399,276)
Derivative liabilities as of May 31, 2014	$565,991

Note 12 - Capital Stock

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

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Common Stock

Common Stock Issued for Employee Compensation and Services

During the nine months ended May 31, 2014, the Company issued a total of 70,400,000 shares of Common Stock to its officers as stipulated in the executive employment agreements with certain executive officers of the Company at an average price of $0.052 or $3,643,000 in the aggregate and was valued at the market price on the respective dates of issuance.

Common Stock Issued for Outside Services

During the nine months ended May 31, 2014, the Company issued a total of 1,466,967 shares of Common Stock at an average conversion price of $0.05 or $74,913 in the aggregate, for various legal, marketing and investor relations services. The Company recorded the expense of $74,913 which is included in general and administrative expenses in the Consolidated Statements of Operations for the three and nine months ended May 31, 2014.

Common Stock Issued on Exercise of Warrants

During the nine months ended May 31, 2014, the Company issued a total of 5,000,000 shares of Common Stock on the exercise of warrants from outside parties. The warrants were issued on a cashless basis without any additional consideration received (see Warrants below)

Common Stock Issued for Partial Repayment of Senior Secured Convertible Notes

During the nine months ended May 31, 2014, the Company issued a total of 14,421,000 shares of Common Stock at an average conversion price of $0.001 or $14,421 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Note 6 above.

Common Stock Issued for Partial Repayment of Convertible Notes

During the nine months ended May 31, 2014, the Company issued a total of 17,130,493 shares of Common Stock at an average conversion price of $0.01 or $162,046 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Note 8 above.

Common Stock Issued for Partial Repayment of Promissory Notes

During the nine months ended May 31, 2014, the Company issued a total of 1,191,040 shares of Common Stock at an average conversion price of $0.04 or $44,664 in the aggregate, as partial repayment of outstanding indebtedness, as discussed in Note 9 above.

Common Stock Issued for Settlement of Accounts Payables

During the nine months ended May 31, 2014, the Company issued a total of 775,000 shares of Common Stock at an average price of $0.076 or $58,900 in the aggregate, for payment of existing outstanding trade accounts payable balances.

Common Stock Issued for Cash

During the nine months ended May 31, 2014, the Company issued a total of 1,512,800 shares of Common Stock at an average price of $0.04 or $60,000 in the aggregate, for shares purchased by private investors. Along with the issuance of shares to one investor, the Company also issued warrants to purchase 80,000 shares of Common Stock. Under ASC 815-15 “Derivative and Hedging”, the warrant were tainted by the convertible notes, and the Company determined the fair value of the warrants to be $4,032 as derivative liability upon issuance. For the nine months ended May 31, 2014, $4,880 was recorded as a loss on derivative liability resulted from the issuance of the warrant and change in fair value of the conversion features. The derivative liability as of May 31, 2014 was determined to be $4,880. See footnote 11 for impact of this derivative liability.

Project Collaboration and Profit Sharing Agreement

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Kevin Mulhearn (“Mulhearn”). The purpose of the Collaboration Agreement was to provide the Company with finance, development and marketing services for the launch of its Shop4Equality marketing program. The Investor contributed $550,000, of which $450,000 was received during the year ended August 31, 2013 (See Notes 8 and 9) and $100,000 was received during the nine months ended May 31, 2014. The Investor agreed to cancel $557,000 of the promissory notes with accrued interest owed by the Company. On March 5, 2014, the Company entered into a Second Amendment to the October 2, 2013 Project Collaboration and Profit Sharing Agreement. The Second Amendment resulted in a reduction in the amount of profit sharing for Mr. Mulhearn in exchange for reinstating the balance owed of $150,000, at an interest rate of $0 and due on January 31, 2019. The Company reinstated the balance owed of $150,000 by reversing the reclassified from additional paid in capital to long term promissory notes on the Consolidated Balance Sheets. Additionally, the Company issued 500,000 shares of its common stock, at par value, as partial consideration for the Investor to enter into the Agreement. The Investor also acquired 5,100,000 shares of the Company’s common stock from a third party in a separate transaction as of the date of the agreement.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

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

During the nine months ended May 31, 2014, the Company reclassified the $400,000, plus interest of $7,000 received from convertible and promissory notes to additional paid in capital.

Common Stock Issued as Consideration for Issuance of Promissory Note

During the nine months ended May 31, 2014, the Company issued 488,692 shares of Common Stock as consideration of promissory notes at an average price of $0.08 or $40,610 in the aggregate. See discussion in Note 9 above.

Cancellation of Common Stock

During the nine months ended May 31, 2014, the Company cancelled 1,100,000 shares of Common Stock issued in prior years to employees. The cancellation of shares was recorded at par value of $1,100.

Stock Options

Summary of Stock Options

A summary of stock option activity for the nine months ended May 31, 2014 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, August 30, 2013	-	$-
Options granted	35,000,000	0.00
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, May 31, 2014	35,000,000	$0.00
Balance exercisable, May 31, 2014	35,000,000	$0.00

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Information relating to outstanding stock options at May 31, 2014, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$0.00	35,000,000	1.8	$0.00	35,000,000	$0.00

Stock Options Issued to Executives

The Executive Agreements

On March 5, 2014, the Company entered into an Executive Agreement with Eric Kotch, Eli Feder, Bob Rothenberg and Steven Gormley (Executives). In exchange for all rights to past due employment compensation, equity, debt, and conversion rights, totaling in aggregate $1,357,300; the Company agreed to provide the Executives in aggregate 35,000,000 stock options to purchase common stock, full indemnification protection from the Company, and release of any claims or liabilities through the date of the Executive Agreement. The Executives also agreed:

a) to forgive the full balance currently owed as set forth above;

b) to terminate all employment agreements and rights thereunder effective on the date of the Executive Agreement;

c) that any employment or compensation agreements with any of the Executives entered into within a date 18 months from the Executive Agreement, will require an approval by 75% of the board of directors;

d) the Executives will enter into leakout agreements on a pro rata basis and to be determined terms;

e) the Executives will be subject to a one year non-competition agreement beginning the later of the termination of such directors employment with the Company or resignation or removal from the board of directors.

The 35,000,000 stock options, which vest immediately, have a two year life and are exercisable with no further consideration. The Company valued these stock options at $2,065,000, and after offsetting this expense against the $1,357,300 discussed above, recorded a loss on executive agreement of $707,700 which was classified in other income (expense) in the Consolidated Statements of Operations for the three and nine months ended May 31, 2014.

Warrants

Summary of Warrants

A summary of warrant activity for the nine months ended May 31, 2014 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, August 30, 2013	-	$-
Warrants granted	10,093,333	0.00
Warrants exercised	(5,000,000)	0.00
Warrants expired or forfeited	-	-
Balance outstanding, May 31, 2014	5,093,333	$0.00
Balance exercisable, May 31, 2014	5,093,333	$0.00

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Information relating to outstanding warrants at May 31, 2014, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
		Life	Average		Average
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$0.00	5,093,333	1.8	$0.00	5,093,333	$0.00

Warrants Issued to Outside Parties

During the nine months ended May 31, 2014, the Company issued 10,093,333 warrants as additional consideration for investors’ purchase of shares of common stock for cash, for entering into certain notes payable transaction (See Note 9), and as additional consideration for debt conversions (See Note 9). The 10,093,333 warrants vest immediately, have a two year life and are exercisable with no further consideration. 5,000,000 warrants were exercised during the nine months ended May 31, 2014. The warrants have the following exercise terms:

a.	80,000 warrants are exercisable on the earlier of 1) 6 months after issue or 2) average Volume Weighted Average Price (VWAP) for 3 days equals or exceeds $0.5 per share.

b.	480,000 warrants are exercisable on the earlier of 1) 6 months after issue or 2) average VWAP for 3 days equals or exceeds $0.25 per share.

c.	3,700,000 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.50 per share.

d.	833,333 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.25 per share.

Note 13 - Commitments and Contingencies

Litigation

Crisnic Fund, S.A. - On March 18, 2014, the Company filed a revised summons with notice with the Supreme Court of the State of New York, County of Rockland Index No.: 031291/2014 against Crisnic Fund, S.A. and Kexuan Yao. By filing the revised summons with notice, the Company is seeking declaratory judgment declaring the Escrow Agreement dated October 10, 2011 among Office Supply Line, Inc., Crisnic Fund, S.A., Red Rock Pictures Holdings, Inc. and Sichenzia Ross, Friedman, Ference, Anslow LLP null and void and declaring Section 5 of the promissory note dated October 11, 2011 by Office Supply Line, Inc. to Crisnic Fund S.A. null and void. Crisnic Fund, S.A. and Kexuan Yao failed to respond to the summons within the statutorily prescribed time period and the Company then moved the Court, pursuant to an Order to Show Cause, for the relief requested in the revised summons with notice. Crisnic Fund, S.A. and Kexuan Yao were duly served with the Order to Show Cause but again failed to respond within the time established by the Court. The Company has now requested that the Court enter a default judgment granting it the relief requested in the revised summons with notice.

Moscowitz/Lou Ross Holdings, LLC - On June 20, 2014, Marc Moscowitz filed a Complaint in the Supreme Court of the State of New York for Rockland County (Index No. 032738/14) against the Company seeking judgment in favor of Mr. Moscowitz in the amount of $30,000 with interest from August 7, 2011 as to $24,000 and interest from April 13, 2013 as to $6,000 and attorney’s fees and expenses as a result of the Company’s alleged failure to pay such amounts to the plaintiff due under two promissory notes issued by the Company in favor of Mr. Moscowitz.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

On June 25, 2014, Mr. Moscowitz and Lou Ross Holdings, LLC filed a Notice of Motion for Summary Judgment in Lieu of Complaint in the Supreme Court of the State of New York for Rockland County (Index No. 032742/2014) against the Company seeking judgment in favor of Mr. Moscowitz in the amount of $50,000 with interest from May 24, 2013 at the rate of 12% per annum and a judgment in favor of Lou Ross Holdings, LLC in the amount of $10,000 with interest from May 15, 2013 at the rate of 12% per annum and attorney’s fees and expenses as a result of the Company’s alleged failure to pay such amounts to the plaintiffs due under a promissory note issued by the Company in favor of the respective plaintiffs.

The Company has previously recorded as liabilities the amounts owed to Mr. Moscowtiz and Lou Ross Holdings, LLC under the respective promissory notes for which they are seeking a judgment.

The Natural Way Agreement

On May 12, 2014, we entered into an Asset Purchase Agreement (“APA”) with The Natural Way of LA, LLC (the “Seller”) pursuant to which, in part, we shall acquire (the “Acquisition”): (i) certain “Purchased Assets” related to the operation of the Seller’s business (the “Business”), and (ii) all right, title and interest in the Business (excluding the assumption of any of the Seller’s liabilities). The Acquisition shall exclude the purchase of any assets which are illegal under the federal “Controlled Substances Act” in connection with the operation of businesses in the marijuana-related industry.

The purchase price for the Business is comprised of two components: (1) a fixed amount and (2) Contingent Additional Payments. The fixed amount of $45,000 was paid as of May 31, 2014 and is included in property and equipment in the Consolidated Balance Sheets. The amount of the Contingent Additional Payments are based on the milestones listed in the description of the Due Diligence Period, which amount of contingent payments shall be a combination of our restricted common stock and/or cash, as more particularly described in the APA. As set forth in the APA, these Contingent Additional Payments have a current stated value of $630,000.

Letter of Intent to Acquire the Assets of a Licensed Medical Marijuana Dispensary – Purchase Option

On May 22, 2014, the Company executed a letter of intent (LOI) to acquire the assets of a licensed medical marijuana dispensary on Melrose Avenue in Los Angeles. The Company entered into consulting relationship with owner to transition in the acquisition process and paid the seller $48,860, as stipulated within an amendment to the LOI, and is included in prepaid and other current assets in the Consolidated Balance Sheets as of May 31, 2014. The LOI furthered the Company’s plans to acquire key assets and options for future cannabis related assets to be used in the legal medical and recreational cannabis industry. When the legal climate is right, these agreements are expected to become the foundation for providing an array of services to dispensaries in California’s burgeoning legal cannabis market, as well as to future cannabis companies across the country.

Note 14 - Subsequent Events

Issuance of Unregistered Shares of Common Stock

On June 16, 2014, the Company issued 1,500,000 shares of its unregistered Common Stock, $0.001 par value per share upon conversion of $1,005 principal amount of the Company’s debt held by Gel Properties.

On June 17, 2014, the Company issued 2,000,000 shares of its unregistered Common Stock, $0.001 par value per share upon conversion of $1,000 principal amount of the Company’s debt held by Union Capital, LLC.

The Adar Bays Agreement

On June 16, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar) whereby Adar agreed to invest $100,000 into the Company in exchange for two $50,000 convertible promissory notes (“First Note” and “Second Note”), with a maturity date twelve months from issuance and an interest rate of 8% per annum. On June 16, 2014, Adar shall pay the $50,000 purchase price for the First Note. On June 16, 2014, Adar shall issue an offsetting $50,000 secured note to the Company (“Buyer Note”) as payment for the Second Note. However, Adar must pay off the Buyer Note in cash to the Company before Adar can convert the Second Note into common stock of the Company. The Company shall have the right to cancel and nullify the Second Note at any time before the Second Note is funded to the Company by Adar, by providing written notice to Adar.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Eli Feder Employment Agreement

On June 30, 2014, the Company entered into an employment agreement with Eli Feder, effective immediately, in which Eli Feder accepted the position of Chief Corporate Development Officer of the Company. Mr. Feder will perform the services and duties that are normally and customarily associated with the Chief Corporate Development Officer position, as well as other associated duties as our Board and our Chief Executive Officer reasonably determine.

Pursuant to Mr. Feder’s employment agreement, Mr. Feder will receive an annual base salary of $180,000 and 100,000 shares of the Company’s common stock monthly. Further, Mr. Feder may receive an annual bonus if deemed reasonable and appropriate by the Company’s Board of Directors. Mr. Feder will also receive customary benefits including health benefits.

The term for the employment agreement is eleven months, and is automatically extended for two (2) successive consecutive one (1) year periods unless terminated by either party not more than 270 days and not less than 90 days before the end of the then-existing term. The Company can terminate the employment agreement at any point for cause, as defined in the employment agreement, and without cause. If termination is without cause, Mr. Feder is entitled to a payment equal to two (2) years of his base salary, the issuance of any undistributed shares pursuant to Section 3.02 of the employment agreement, and the customary benefits set forth in Article IV of the employment agreement for six (6) months.

In connection with the proposed operations of a dispensary in California, we entered into the following agreements with Sean Ridgley (“Ridgley”) on or about May 25, 2014:

Management Services Agreement. On May 26, 2014, the Company entered into a Management Services Agreement with Sean Ridgley (“Ridgley”) (the “Ridgley Management Agreement”) whereby Ridgley appointed the Company as its sole and exclusive agent for the management of the business affairs of Ridgley’s business (the “Business”). Ridgley plans to operate a dispensary in California. Ridgley agreed to pay the Company $75,000 per month. The term of the agreement is for an initial term of five years and will be automatically renewed for three successive five year periods. Under the terms of the Ridgley Management Agreement, the Company agreed to arrange for the Business to lease, acquire, or otherwise procure a location reasonably acceptable to the Business and operate such business under the name The Natural Way of LA. The Company will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by the Company for the operation of the Business. The Company will provide or arrange for all printing, stationery, forms, postage, duplication or photocopying services, payroll, and other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection. The Company has granted Ridgley a non-assignable, non-transferable license solely to use The Natural Way of LA service mark, consistent with the terms and conditions of the Agreement and use such service mark to identify, advertise, and otherwise promote a retail business within the geographic territory of the State of California.

Business Furniture and Equipment Lease Agreement. Under the terms of the Business Furniture and Equipment Lease Agreement, we agreed to lease to Ridgley effective as of June 1, 2014 the business furnishings, equipment, and all related software and materials related to the former operations of The Natural Way of LA. We are responsible for maintaining the equipment and other items included under the lease in good operating condition and repair except for repairs necessitated by damage to such items by Ridgley or his employees, agents, and assigns. The agreement has an initial term of five years and automatically renews for three additional periods of five years unless terminated as provided in the Agreement. Ridgley is obligated to pay us $8,333.33 per month on the first day of each month during the term of the agreement.

In addition, the Company entered into an a consulting agreement with Sean Ridgley (“Ridgley”) on or about May 25, 2014 whereby Ridgley agreed to provide us with contract and business development services for a period of Thirty-Six (36) months. As compensation for his services, we agreed to issue Mr. Ridgley 250,000 shares of our unregistered common stock (which shares were issued on May 15, 2014), a cash payment of $15,000 net of all applicable taxes, state, federal, or otherwise for hours expended each month, 50,000 shares of our unregistered common stock which shall be issued to Ridgley within ten (10) business days of his request for each month of service, and reimbursement for previously approved expenses incurred by Ridgley in connection with providing the services to us under the Consulting Agreement.

The Typenex Co-Investment, LLC Agreements

On July 1, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $535,000 (the “Typenex Note”) and warrants to purchase shares of the Company’s common stock for an aggregate of $267,503 (the “Typenex Warrants”). The Typenex Note matures on September 30, 2015 (15 months after the date they are issued) and carries an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note. Interest is payable on the Typenex Note at 10% per annum. The Typenex Note is exercisable in seven (7) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $137,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded by way of a $125,000 initial cash payment to the Company on July 1, 2014, $7,500 of OID and $5,000 in transaction costs, and (ii) six (6) additional Tranches by way of a promissory note issued by Typenex in favor of the Company (each, an “Investor Note”) in the amount of $66,250, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.07, and (ii) 70% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 70% to 65%). The Company granted Typenex a security interest in those certain Tranches or “Investor Notes” issued by Typenex in favor of the Company on July 1, 2014, in the initial principal amounts of $62,500 each, and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof. The Investor Notes bear interest at the rate of 8% per annum and mature on September 30, 2015 (15 months after the date they are issued). The Company granted a security interest in the general assets of the Company to Typenex.

In connection with the Typenex Note, the Company entered into a membership interest pledge agreement with Typenex (“Typenex Membership Interest Pledge Agreement”) whereby Typenex pledged its 40% membership interest in Typenex Medical, LLC to the Company to secure Typenex’s performance of its obligations under two promissory notes, issued to the Company by Typenex, each in the principal amount of $62,500.

Under and concurrently with the securities purchase agreement with Typenex, we also issued to Typenex a warrant to purchase the number of shares equal to $267,503 divided by the by the Market Price as defined in the Typenex Note as of July 1, 2014. The Typenex Warrants may also be exercised by cashless exercise.

The conversion price under the Typenex Note and the exercise price of the Typenex Warrants is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price and exercise price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion or exercise price less than the conversion price under the Typenex Notes or exercise price of the Typenex Warrants then in effect. If any of these events should occur, the conversion or exercise price is reduced to the lowest price at which our common stock was issued or are exercisable.

OSL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Neither the Typenex Note or warrants are exercisable, however, if the number of shares to be issued to the holder upon such exercise, together with all other shares then owned by the holder and its affiliates, would result in the holder beneficially owning more than 4.99% of our outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to us.

Mulhearn Consolidation Note

On July 10, 2014, the Company issued an unsecured consolidated promissory note to Kevin Mulhearn in the principal amount of $339,612. The consolidated promissory note represents the consolidation of the principal balance, together with all interest, costs, and fees due under promissory notes previously issued by the Company to Mr. Mulhearn.

The principal balance of the consolidated promissory note, together with any interest, costs or fees due thereon, is due and payable in full on or before December 31, 2019 (the “Maturity Date”). No Interest shall accrue or be payable on the principal balance, unless not paid in full on or before the Maturity Date, after which time, the consolidated promissory note shall accrue interest at ten percent (10%) per annum, until fully paid.

Principal payments may be made as follows:

a. in whole, on or before August 31, 2014, which payment shall be deemed an early payment, and the Company shall receive a $9,612 credit from Mr. Mulhearn against the principal balance of the consolidated promissory note in consideration of the early payment;

b. Any payment made between September 1, 2014 and December 31, 2014 shall be assessed a penalty equal to $23,238.

c. Any payment made between January 1, 2015 and the Maturity Date hereon, shall be assessed a penalty equal to $77,926.

In addition to representing the agreed on consolidated amount due under the Prior Notes, the October 2, 2013 Project Collaboration and Profit Sharing Agreement entered into between the Company and Mr. Mulhearn, as amended on March 6, 2014 was hereby terminated.

Appointment of Thomas D’Orazio as Vice President, Corporate Controller and Principal Accounting Officer

Effective as of July 7, 2014, the Company appointed Thomas D’Orazio in which Mr. D’Orazio accepted the position of Vice President, Corporate Controller and Principal Accounting Officer. Pursuant to terms of employment set forth in Mr. D’Orazio’s letter agreement he entered into with the Company, Mr. D’Orazio will receive an annual base salary of $165,000 and on or before December 31, 2014, his base salary will be reviewed and a package, including a new Base Salary of not less than $180,000 per year and a new bonus may be mutually agreed upon. In addition to his base salary, Mr. D’Orazio will be paid a $15,000 transition bonus by the end of September 2014 upon completion of a three month transition from the company’s current accountants.

Further, Mr. D’Orazio will also be entitled to paid vacations and stock options to purchase 226,000 shares of the Company’s common stock which shall have an exercise price equal to its fair market value as determined by the Company’s board of directors on date of each grant. The stock options will be subject to vesting over a four year period, such that twenty-five percent (25%) of the shares subject to the Option shall vest one (1) year from the start date of employment with the Company and the remaining seventy-five percent (75%) of the shares subject to the option will vest in thirty-six (36) equal monthly installments thereafter.

The term of Mr. D’Orazio’s employment is on an “at-will” basis and may be terminated by either party at any time for any reason. In the event that Mr. D’Orazio’s employment with the Company is terminated without cause as defined in the letter agreement on or before November 1, 2014, Mr. D’Orazio’s base salary and any qualifying bonus payments will continue to be paid through November 1, 2014 or three months from date of termination, whichever is greater, as if he had remained employed through that date.

The Company has agreed to indemnify and hold harmless Mr. D’Orazio to the full extent authorized or permitted by law with respect to any claim, liability, action, or proceeding instituted or threatened against or incurred by Mr. D’Orazio or his legal representatives and arising in connection with his conduct or position at any time as an officer, employee or agent of the Company or any subsidiary thereof. The Company shall not change, modify, alter, or in any way limit the existing indemnification and reimbursement provisions relating to and for the benefit of its directors and officers without the prior written consent of Mr. D’Orazio, including any modification or limitation of any directors and officer liability insurance program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are predicated on a socially conscious business model dedicated to consumer advocacy, social activism and the advancement of civil liberties through the power of commerce. We seek to serve affluent, liberal and libertarian consumer groups, a constituency that we believe responds to cause marketing and activism through two distinct business units: Equality Rewards, a technology platform delivering consumer rewards programs; and, OSL Medical Services, a management and services division dedicated to delivering services to legal medical marijuana businesses.

Equality Rewards is a platform agnostic consumer rewards program designed to advance minority civil rights through the power of commerce. The technology behind Equality Rewards constitutes a commerce driven, interactive social network powered by consumer transactions. The Equality Rewards’ social network attracts, aggregates and optimizes a community of consumers, corporations, merchants and suppliers. The platform is designed to bring minority and minority allied consumer groups together with businesses that support minority causes or are minority owned and operated. The minority groups supported by Equality Rewards include, but are not limited to, women, African-Americans, Hispanics, Asian Americans, Veterans, lesbian, gay, bisexual and transgender (LGBT) Americans and Americans with disabilities.

In June 2013, we launched Equality Rewards in Los Angeles, California. The recent and current focus of the brand is centered on advancing the rights and causes of LGBT Americans. Through our Equality Rewards program, we plan to support the federal recognition and legalization of same sex marriage, support for LGBT youth at risk and the advancement of research, education and funding for the fight against HIV/AIDS. Equality Rewards brings LGBT and LGBT allied consumers together with businesses that support the LGBT community and businesses that are LGBT owned and operated.

Consumers are able to participate in the program by registering online or downloading the Equality Rewards app. Once a consumer registers for the program, that consumer receives a virtual currency that can be applied as partial payment toward purchases transacted with participating merchants. The virtual currency is redeemed at the point of sale through a bar code or voucher delivered to the consumer’s mobile device. Equality Rewards plans to donate a portion of its profits to marriage equality causes, causes that support LGBT youth at risk and causes supporting the fight against HIV/AIDS. Cost savings, as well as the advocacy and activist attributes of the program motivate the consumer.

Merchants are able to participate in the program by signing an agreement to accept the Equality Rewards virtual currency. There is no upfront cost for merchants to participate in the program. Merchants will pay a 25% marketing fee, based on the amount of Equality Rewards currency they are willing to accept for a particular purchase. We believe merchants will be motivated to participate in the program because the platform is designed to drive informed and motivated consumers to transact with merchants that accept Equality Rewards.

In November 2013, we developed Shop4Equality, a national rollout of the Equality Rewards brand. Shop4Equality is a nationwide movement designed to drive consumers to nationally branded retail environments, department stores and malls around the country, to advance LGBT causes through the power of commerce. Shop4Equality is capable of creating specific consumer driven events and holidays inspired by LGBT causes.

In March 2014, we launched OSL Medical Services, a management and services division dedicated to advancing the rights of patients in need of legal access to cannabis-based medicines. We support the decriminalization of medical marijuana while remaining compliant with local and federal laws governing its legal use, sale and distribution. We are committed to supporting consumers who suffer from illnesses best managed and treated by the use of legally obtained medical marijuana. Starting with our May 2014 acquisition of The Natural Way of LA, we plan to support, optimize, finance and provide business services to legal, fully compliant medical marijuana dispensaries, legal medical marijuana related technology providers and legal medical marijuana related business service providers.

We plan to expand this aspect of our business by supporting existing or emerging legal medical marijuana licensees with branding, technology, marketing, logistics, and financing on a state-by-state basis throughout the United States. We also plan to provide services in five areas: 1) production, growing and genetics; 2) warehousing and logistics; 3) retail and operations; 4) marketing and sales; and 5) franchising and licensing.

We plan to provide these support services in compliance with all federal, state and local laws as they evolve. At this time, we will not grow or sell marijuana, but intend to gain market share and create value for our shareholders by creating, marketing, and licensing brands as well as acquiring and licensing production technology to legal and licensed growers and dispensers.

With our acquisition of The Natural Way of LA’s assets, we acquired non-cannabis related dispensary assets, brands, technology and a genetics catalogue in California.

In connection with the proposed operations of a dispensary in California, we entered into the following agreements with Sean Ridgley (“Ridgley”) on or about May 25, 2014:

Management Services Agreement. On May 26, 2014, the Company entered into a Management Services Agreement with Sean Ridgley (“Ridgley”) (the “Ridgley Management Agreement”) whereby Ridgley appointed the Company as its sole and exclusive agent for the management of the business affairs of Ridgley’s business (the “Business”). Ridgley plans to operate a dispensary in California. Ridgley agreed to pay the Company $75,000 per month. The term of the agreement is for an initial term of five years and will be automatically renewed for three successive five year periods. Under the terms of the Ridgley Management Agreement, the Company agreed to arrange for the Business to lease, acquire, or otherwise procure a location reasonably acceptable to the Business and operate such business under the name The Natural Way of LA. The Company will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by the Company for the operation of the Business. The Company will provide or arrange for all printing, stationery, forms, postage, duplication or photocopying services, payroll, and other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection. The Company has granted Ridgley a non-assignable, non-transferable license solely to use The Natural Way of LA service mark, consistent with the terms and conditions of the Agreement and use such service mark to identify, advertise, and otherwise promote a retail business within the geographic territory of the State of California.

Business Furniture and Equipment Lease Agreement. Under the terms of the Business Furniture and Equipment Lease Agreement, we agreed to lease to Ridgley effective as of June 1, 2014 the business furnishings, equipment, and all related software and materials related to the former operations of The Natural Way of LA. We are responsible for maintaining the equipment and other items included under the lease in good operating condition and repair except for repairs necessitated by damage to such items by Ridgley or his employees, agents, and assigns. The agreement has an initial term of five years and automatically renews for three additional periods of five years unless terminated as provided in the Agreement. Ridgley is obligated to pay us $8,333.33 per month on the first day of each month during the term of the agreement.

In addition, the Company entered into an a consulting agreement with Sean Ridgley (“Ridgley”) on or about May 25, 2014 whereby Ridgley agreed to provide us with contract and business development services for a period of Thirty-Six (36) months. As compensation for his services, we agreed to issue Mr. Ridgley 250,000 shares of our unregistered common stock (which shares were issued on May 15, 2014), a cash payment of $15,000 net of all applicable taxes, state, federal, or otherwise for hours expended each month, 50,000 shares of our unregistered common stock which shall be issued to Ridgley within ten (10) business days of his request for each month of service, and reimbursement for previously approved expenses incurred by Ridgley in connection with providing the services to us under the Consulting Agreement.

If the future, we intend to secure options in the 21 states that presently allow for the compassionate use of legal medical marijuana to buy dispensary and distribution licenses that would effectuate, if and when, the production, sale, distribution and use of medical marijuana becomes legal at the federal level. We do not have, however, any agreements to acquire such other businesses at this time.

Over the past quarter, we have hired additional management talent with broad experience in technology, distribution, interactive and affinity marketing as well as the diversity markets to further our corporate strategy of entering our other lines of business.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2014 and May 31, 2013

Revenue

The Company had no revenues for the three months ended May 31, 2014 and May 31, 2013, respectively.

General and Administrative

General and administrative expenses were $4,088,040 and $548,007 for the three months ended May 31, 2014 and May 31, 2013, respectively. The increase in expenses was related to a $3,369,103 increase in non-cash stock based compensation expense related primarily to common shares issued to Company executives as part of their employment agreements entered into in both March 2014 and January 2013. The remaining increase in expenses of $170,930 was related primarily to an increased professional service and marketing expenses.

Other Income (Expense), Net

Other income (expense), net was $828,693 and $(3,396,381) for the three months ended May 31, 2014 and May 31, 2013, respectively. The difference of $4,225,074 was a result of primarily a 4,330,622 change in value of derivative liability (see Note 11 to the Consolidated Financial Statements), an $8,543 decrease in interest expense, and a $707,700 loss on executive agreements (See Note 12 to the Consolidated Financial Statements) and $601,609 reduction in loss on conversion of debt and settlement of accrued interest.

Net Loss

Our net loss for the three months ended May 31, 2014 was $3,259,347. By comparison, we had net loss of $3,944,388 for the three months ended May 31, 2013. Our net loss was attributable to our lack of revenue together with increased general and administrative expenses, increased interest expense and the change in value of our derivative liability, as discussed above. We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Comparison of the Nine Months Ended May 31, 2014 and May 31, 2013

Revenue

The Company had no revenues for the nine months ended May 31, 2014 and May 31, 2013, respectively.

General and Administrative

General and administrative expenses were $4,770,714 and $2,032,519 for the nine months ended May 31, 2014 and May 31, 2013, respectively. The increase in expenses was related to a $2,578,570 increase in non-cash stock based compensation expense related primarily to common shares issued to Company executives as part of their employment agreements entered into in both March 2014 and January 2013. The remaining increase in expenses of $159,625 was related primarily to an increased professional service and marketing expenses.

Other Expense, Net

Other expense, net was $949,650 and $3,402,865 for the nine months ended May 31, 2014 and May 31, 2013, respectively. The decrease of $2,453,215 was a result of primarily a $2,616,053 change in value of derivative liability (see Note 11 to the Consolidated Financial Statements), a $44,829 gain on settlement of debt (see Note 6 to the Consolidated Financial Statements), a $707,700 loss on executive agreements (See Note 12 to the Consolidated Financial Statements), $601,609 reduction in loss on conversion of debt and settlement of accrued interest and a $93,576 increase in interest expense.

Net Loss

Our net loss for the nine months ended May 31, 2014 was $5,720,364. By comparison, we had net loss of $5,435,384 for the nine months ended May 31, 2013. The reduction in our net loss was attributable to our lack of revenue together, reduction in general and administrative expenses partially offset by an increase in other income, net as discussed above. We expect to continue to incur net losses until such time as we can begin generating regular revenue from operations.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. The Company is in the development stage and has not generated revenues since inception. It has experienced recurring operating losses and negative cash flows from operations from September 16, 2010 (inception) to May 31, 2014. It also has a working capital deficit and accumulated deficit of $2,119,537 and $19,002,157, respectively at May 31, 2014. We have less than $10,000 in cash on hand. Consequently, a substantial amount of cash will be required in order to continue operations over the next twelve months.

Due to delays in raising financing, among other factors, the Company was unable to meet the original repayment terms of a $240,000 promissory note (the “Crisnic Note”) it issued to Crisnic Fund S.A. (“Crisnic”) in connection with the October 10, 2011 Share Exchange entered into by the Company the acquire Office Supply Line, Inc. (“OSL”). The current principal balance of the Crisnic Note is $170,000 as of May 31, 2014 and is currently due and payable and in default. In addition, the Company is in default under the Share Exchange as a result of its failure to issue 650,001 shares of its Preferred Stock to Crisnic. The Company filed an amended lawsuit on March 18, 2014 seeking a declaratory judgment declaring its obligation to issue the Preferred Stock to Crisnic or the assignee of the Crisnic Note null and void. See Part II, Item 1 - Legal Proceedings. In addition to the Crisnic Note, the Company has $383,132 of indebtedness, net of debt discount of 424,359, with various terms of repayment through December 31, 2019. We can give no assurance that we will generate revenues, if at all, in order to satisfy our or our subsidiaries’ repayment obligations under any of our or their indebtedness.

Net cash used in operating activities was $498,622 and $383,367 for the nine months ended May 31, 2014 and 2013, respectively. Net cash used in operating activities was primarily comprised of our net losses from operations, changes in fair value of derivative liability, accrued compensation, accounts payables and accrued liabilities and amortization of note discount.

Net cash used in investing activities was $45,000 and $49,942 for the nine months ended May 31, 2014 and 2013, respectively. Net cash used in investing activities was comprised of purchases of office equipment and furniture, and website development cost

Net cash provided by financing activities was $483,315 and $526,133 for the nine months ended May 31, 2014 and 2013, respectively. During the nine months ended May 31, 2014, we received cash of $499,612 from the issuance of convertible notes and promissory notes, and $60,000 from the sale of Common Stock. The Company also received, net of payments, $12,600 of operating loans from related parties. These receipts were offset by $88,897 in payments of promissory notes and convertible notes.

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

The Company will require additional capital, either through debt or private placements, in order to meet its increased capital costs as it relates to the Company’s employment agreements with executives and other contractual commitments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended May 31, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Crisnic Fund, S.A. - On March 18, 2014, the Company filed a revised summons with notice with the Supreme Court of the State of New York, County of Rockland Index No.: 031291/2014 against Crisnic Fund, S.A. and Kexuan Yao. By filing the revised summons with notice, the Company is seeking declaratory judgment declaring the Escrow Agreement dated October 10, 2011 among Office Supply Line, Inc., Crisnic Fund, S.A., Red Rock Pictures Holdings, Inc. and Sichenzia Ross, Friedman, Ference, Anslow LLP null and void and declaring Section 5 of the promissory note dated October 11, 2011 by Office Supply Line, Inc. to Crisnic Fund S.A. null and void. Crisnic Fund, S.A. and Kexuan Yao failed to respond to the summons within the statutorily prescribed time period and the Company then moved the Court, pursuant to an Order to Show Cause, for the relief requested in the revised summons with notice. Crisnic Fund, S.A. and Kexuan Yao were duly served with the Order to Show Cause but again failed to respond within the time established by the Court. The Company has now requested that the Court enter a default judgment granting it the relief requested in the revised summons with notice.

Moscowitz/Lou Ross Holdings, LLC - On June 20, 2014, Marc Moscowitz filed a Complaint in the Supreme Court of the State of New York for Rockland County (Index No. 032738/14) against the Company seeking judgment in favor of Mr. Moscowitz in the amount of $30,000 with interest from August 7, 2011 as to $24,000 and interest from April 13, 2013 as to $6,000 and attorney’s fees and expenses as a result of the Company’s alleged failure to pay such amounts to the plaintiff due under two promissory notes issued by the Company in favor of Mr. Moscowitz.

On June 25, 2014, Mr. Moscowitz and Lou Ross Holdings, LLC filed a Notice of Motion for Summary Judgment in Lieu of Complaint in the Supreme Court of the State of New York for Rockland County (Index No. 032742/2014) against the Company seeking judgment in favor of Mr. Moscowitz in the amount of $50,000 with interest from May 24, 2013 at the rate of 12% per annum and a judgment in favor of Lou Ross Holdings, LLC in the amount of $10,000 with interest from May 15, 2013 at the rate of 12% per annum and attorney’s fees and expenses as a result of the Company’s alleged failure to pay such amounts to the plaintiffs due under a promissory note issued by the Company in favor of the respective plaintiffs.

The Company has previously recorded as liabilities the amounts owed to Mr. Moscowtiz and Lou Ross Holdings, LLC under the respective promissory notes for which they are seeking a judgment.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2014, the Company issued a total of 70,400,000 shares of Common Stock to its officers as stipulated in their executive employment agreements at an average price of $0.052 or $3,643,000 in the aggregate and was valued at the market price on the respective dates of issuance.

During the three month period ended May 31, 2014, the Company issued a total of 1,466,967 shares of Common Stock at an average conversion price of $0.05 or $74,913 in the aggregate, for various legal, marketing and investor relations services.

During the three month period ended May 31, 2014, the Company issued a total of 5,000,000 shares of Common Stock on the exercise of warrants from outside parties. The warrants were issued on a cashless basis without any additional consideration received by the Company as provided for in the warrants.

During the three month period ended May 31, 2014, the Company issued a total of 18,321,533 shares of Common Stock at an average conversion price of $0.01 or $206,710 in the aggregate, upon conversion of debt and accrued interest.

During the three month period ended May 31, 2014, the Company issued a total of 1,512,800 shares of Common Stock at an average price of $0.04 or $60,000 in the aggregate, for shares purchased by private investors. Along with the issuance of shares to one investor.

During the three month period ended May 31, 2014, the Company issued 10,093,333 warrants as additional consideration for investors’ purchase of shares of common stock for cash, for entering into certain notes payable transaction, and as additional consideration for debt conversions. The 10,093,333 warrants vest immediately, have a two year life and are exercisable with no further consideration. 5,000,000 warrants were exercised during the nine months ended May 31, 2014. The warrants have the following exercise terms: 80,000 warrants are exercisable on the earlier of (i) 6 months after issue or (ii) average Volume Weighted Average Price (VWAP) for 3 days equals or exceeds $0.5 per share; 480,000 warrants are exercisable on the earlier of (i) 6 months after issue or 2) average VWAP for 3 days equals or exceeds $0.25 per share; 3,700,000 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.50 per share; and 833,333 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.25 per share.

The shares of Common Stock and Warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Due to delays in raising financing, among other factors, the Company was unable to meet the original repayment terms of a $240,000 promissory note (the “Crisnic Note”) it issued to Crisnic Fund S.A. (“Crisnic”) in connection with the October 10, 2011 Share Exchange entered into by the Company the acquire Office Supply Line, Inc. (“OSL”). The current principal balance of the Crisnic Note is $170,000 as of May 31, 2014 and is currently due and payable and in default. In addition, the Company is in default under the Share Exchange as a result of its failure to issue 650,001 shares of its Preferred Stock to Crisnic. The Company filed an amended lawsuit on March 18, 2014 seeking a declaratory judgment declaring its obligation to issue the Preferred Stock to Crisnic or the assignee of the Crisnic Note null and void. See Part II, Item 1 - Legal Proceedings.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Eli Feder Employment Agreement

On June 30, 2014, the Company entered into an employment agreement with Eli Feder, effective immediately, in which Eli Feder accepted the position of Chief Corporate Development Officer of the Company. Mr. Feder will perform the services and duties that are normally and customarily associated with the Chief Corporate Development Officer position, as well as other associated duties as our Board and our Chief Executive Officer reasonably determine. This employment agreement supercedes the consulting agreement the Company entered into with Mr. Feder in April 2014 which agreement terminated as of the effective date of the June 30, 2014 employment agreement..

Pursuant to Mr. Feder’s employment agreement, Mr. Feder will receive an annual base salary of $180,000 and 100,000 shares of the Company’s common stock monthly. Further, Mr. Feder may receive an annual bonus if deemed reasonable and appropriate by the Company’s Board of Directors. Mr. Feder will also receive customary benefits including health benefits.

The term for the employment agreement is eleven months, and is automatically extended for two (2) successive consecutive one (1) year periods unless terminated by either party not more than 270 days and not less than 90 days before the end of the then-existing term. The Company can terminate the employment agreement at any point for cause, as defined in the employment agreement, and without cause. If termination is without cause, Mr. Feder is entitled to a payment equal to two (2) years of his base salary, the issuance of any undistributed shares pursuant to Section 3.02 of the employment agreement, and the customary benefits set forth in Article IV of the employment agreement for six (6) months.

Appointment of Thomas D’Orazio as Vice President, Corporate Controller and Principal Accounting Officer

Effective as of July 7, 2014, the Company appointed Thomas D’Orazio in which Mr. D’Orazio accepted the position of Vice President, Corporate Controller and Principal Accounting Officer. Mr. D’Orazio will report directly to the CEO of the Company or his designee and shall be responsible for all facets of the accounting department, Sarbanes Oxley 404, Securities and Exchange Commission filings including Form 10-K, Form 10-Q, Form 8-K, annual proxy statements, and supporting the overall operations of the Company.

Prior to joining the Company, Mr. D’Orazio was a member of the Technical Accounting Staff of the Disclosure Operations of the U.S. Securities and Exchange Commission, Division of Corporation Finance from 2013 to 2014 where he was responsible for reviewing management’s discussion and analysis disclosure and financial statement and related disclosure/internal control issues on a variety of SEC reports to ensure adherence to authoritative accounting/SEC guidance. From 2005 to 2012 Mr. D’Orazio was the Senior Vice President, Finance at Sensus, a provider of advanced utility metering and related communications solutions. From 2004 to 2005 Mr. D’Orazio was the Vice President and Controller of R.H. Donnelley Corporation, a leading yellow pages publisher and directional media company. From 2001 to 2003 Mr. D’Orazio was the Vice President and Corporate Controller of Pillowtex Corporation, a home textile product manufacturer whose brand name products include Cannon, Fieldcrest, Royal Velvet and Charisma. Previously, Mr. D’Orazio has been involved in corporate accounting in a variety of roles, and has been an assistant project manager for research and technical activities for the Financial Account Standards Board and a supervising senior auditor at Arthur Andersen LLP. Mr. D’Orazio received a bachelor’s degree in Business Administration in Accounting and Financial Management from Pace University, is a Certified Public Accountant in the state of New York and a member of the AICPA and New York State Society of CPAs.

Pursuant to terms of employment set forth in Mr. D’Orazio’s letter agreement he entered into with the Company, Mr. D’Orazio will receive an annual base salary of $165,000 and on or before December 31, 2014, his base salary will be reviewed and a package, including a new Base Salary of not less than $180,000 per year and a new bonus may be mutually agreed upon. In addition to his base salary, Mr. D’Orazio will be paid a $15,000 transition bonus by the end of September 2014 upon completion of a three month transition from the company’s current accountants.

Further, Mr. D’Orazio will also be entitled to paid vacations and stock options to purchase 226,000 shares of the Company’s common stock which shall have an exercise price equal to its fair market value as determined by the Company’s board of directors on date of each grant. The stock options will be subject to vesting over a four year period, such that twenty-five percent (25%) of the shares subject to the Option shall vest one (1) year from the start date of employment with the Company and the remaining seventy-five percent (75%) of the shares subject to the option will vest in thirty-six (36) equal monthly installments thereafter.

The term of Mr. D’Orazio’s employment is on an “at-will” basis and may be terminated by either party at any time for any reason. In the event that Mr. D’Orazio’s employment with the Company is terminated without cause as defined in the letter agreement on or before November 1, 2014, Mr. D’Orazio’s base salary and any qualifying bonus payments will continue to be paid through November 1, 2014 or three months from date of termination, whichever is greater, as if he had remained employed through that date.

The Company has agreed to indemnify and hold harmless Mr. D’Orazio to the full extent authorized or permitted by law with respect to any claim, liability, action, or proceeding instituted or threatened against or incurred by Mr. D’Orazio or his legal representatives and arising in connection with his conduct or position at any time as an officer, employee or agent of the Company or any subsidiary thereof. The Company shall not change, modify, alter, or in any way limit the existing indemnification and reimbursement provisions relating to and for the benefit of its directors and officers without the prior written consent of Mr. D’Orazio, including any modification or limitation of any directors and officer liability insurance program.

The Typenex Co-Investment, LLC Agreements

On July 1, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $535,000 (the “Typenex Note”) and warrants to purchase shares of the Company’s common stock for an aggregate of $267,503 (the “Typenex Warrants”). The Typenex Note matures on September 30, 2015 (15 months after the date they are issued) and carries an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note. Interest is payable on the Typenex Note at 10% per annum. The Typenex Note is exercisable in seven (7) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $137,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded by way of a $125,000 initial cash payment to the Company on July 1, 2014, $7,500 of OID and $5,000 in transaction costs, and (ii) six (6) additional Tranches by way of a promissory note issued by Typenex in favor of the Company (each, an “Investor Note”) in the amount of $66,250, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.07, and (ii) 70% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 70% to 65%). The Company granted Typenex a security interest in those certain Tranches or “Investor Notes” issued by Typenex in favor of the Company on July 1, 2014, in the initial principal amounts of $62,500 each, and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof. The Investor Notes bear interest at the rate of 8% per annum and mature on September 30, 2015 (15 months after the date they are issued). The Company granted a security interest in the general assets of the Company to Typenex.

In connection with the Typenex Note, the Company entered into a membership interest pledge agreement with Typenex (“Typenex Membership Interest Pledge Agreement”) whereby Typenex pledged its 40% membership interest in Typenex Medical, LLC to the Company to secure Typenex’s performance of its obligations under two promissory notes, issued to the Company by Typenex, each in the principal amount of $62,500.

Under and concurrently with the securities purchase agreement with Typenex, we also issued to Typenex a warrant to purchase the number of shares equal to $267,503 divided by the by the Market Price as defined in the Typenex Note as of July 1, 2014. The Typenex Warrants may also be exercised by cashless exercise.

The conversion price under the Typenex Note and the exercise price of the Typenex Warrants is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price and exercise price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion or exercise price less than the conversion price under the Typenex Notes or exercise price of the Typenex Warrants then in effect. If any of these events should occur, the conversion or exercise price is reduced to the lowest price at which our common stock was issued or are exercisable.

Neither the Typenex Note or warrants are exercisable, however, if the number of shares to be issued to the holder upon such exercise, together with all other shares then owned by the holder and its affiliates, would result in the holder beneficially owning more than 4.99% of our outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days notice to us.

Issuance of Unregistered Shares of Common Stock

[Include any issuances after end of quarter]

The Typenex Note, Typenex Warrants and underlying shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Promissory Note between OSL Holdings, Inc. and Adar Bays, LLC dated June 16, 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Commission on June 23, 2014).

4.2	Promissory Note between OSL Holdings, Inc. and Gel Properties, LLC dated June 16, 2014 (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 8-K as filed with the Commission on June 23, 2014).

4.3*	Convertible Promissory Note between OSL Holdings Inc. and Typenex Co-Investment, LLC dated July 1, 2014.

4.4*	Form of Warrant to Purchase Shares of Common Stock between OSL Holdings, Inc. and Typenex Co-Investment, LLC.

10.32	Project Collaboration and Profit Sharing Agreement dated October 2, 2013 among OSL Holdings, Inc. and Kevin Mulhearn (incorporated herein by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on January 21, 2014).

10.33	Amendment to Project Collaboration and Profit Sharing Agreement dated October 13, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.34+	OSLH Executive Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.35	Agreement Among Tony Tucci, Matthew Cohen and OSL Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.36	Natural Way of LA, Matthew Cohen Agreement with OSL Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Report on Form 8-K as filed with the Commission on March 10, 2014).

10.37	Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Commission on March 21, 2014).

10.38	Funding Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on March 21, 2014).

10.39+	Employment Agreement between OSL Holdings, Inc. and Robert Rothenberg dated April 10, 2014 (incorporated herein by reference to Exhibit 10.41 to the Company’s Report on Form 10-Q as filed with the Commission on April 18, 2014).

10.40+	Consulting Agreement between OSL Holdings, Inc. and Eli Feder dated April 10, 2014 (incorporated herein by reference to Exhibit 10.41 to the Company’s Report on Form 10-Q as filed with the Commission on April 18, 2014).

10.41+	Employment Agreement between OSL Holdings, Inc. and Steve Gormley dated April 10, 2014 (incorporated herein by reference to Exhibit 10.41 to the Company’s Report on Form 10-Q as filed with the Commission on April 18, 2014).

10.42	Asset Purchase Agreement with The Natural Way of LA, LLC dated May 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on May 21, 2014).

10.43	Consulting Agreement with Anthony Tucci dated May 15, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Commission on May 21, 2014).

10.44	Management Services Agreement between OSL Holdings, Inc. and Sean Ridgley (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on May 28, 2014).

10.45	Business Furniture and Equipment Lease Agreement between OSL Holdings, Inc. and Sean Ridgley (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Commission on May 28, 2014).

10.46	Consulting Agreement between OSL Holdings, Inc. and Sean Ridgley (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K as filed with the Commission on May 28, 2014).

10.47	Securities Purchase Agreement between OSL Holdings, Inc. and Adar Bays, LLC dated June 16, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on June 23, 2014).

10.48*+	Terms of Employment between OSL Holdings Inc. and Thomas D’Orazio dated June 24, 2014.

10.49*+	Employment Agreement between OSL Holdings, Inc. and Eli Feder dated June 30, 2014.

10.50*	Securities Purchase Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014.

10.51*	Form of Investor Notes between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014.

10.52*	Security Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014.

10.53	Membership Interest Pledge Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014.

10.54	Consolidated Promissory Note between OSL Holdings Inc. and Kevin Mulhearn dated July 10, 2014.

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

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

OSL Holdings, Inc.

Date: July 21, 2014	By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg, Chief Executive Officer
(Principal Executive Officer)