Form 10-K
period 2014-08-31
OSL HOLDINGS, INC.
filed 2014-12-16
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-32658

OSL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0441032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1669 Edgewood Rd., Suite 214 Yardley, PA	19067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 363-6776

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2014: $0.015

Number of the issuer’s Common Stock outstanding as of December 15, 2014: 363,325,650

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2014

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

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

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

PART I

Item 1. Business

BUSINESS OVERVIEW

Our business is predicated on a socially conscious business model dedicated to consumer advocacy, social activism and the advancement of civil liberties through the power of commerce. OSL specializes in serving affluent, liberal and libertarian consumer groups, a constituency that we believe responds to cause marketing and activism. The Company has developed and launched two distinct business units to effectuate its mission: Equality Rewards, a technology platform delivering consumer rewards programs; and, OSL Medical Services, a management, future planning and services platform centered on the development and financing of indoor gardens and cultivation facilities, production technologies, merchandise and operational services for businesses in the herbal and natural medicine industry. OSL Medical Services is designed to support its clients with branding, technology, marketing, logistics, and future planning services on a state-by-state basis throughout the United States.

EQUALITY REWARDS DIVISION

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

In June 2013, OSL Holdings Inc. launched Equality Rewards in Los Angeles, California. The recent and current focus of the brand is centered on advancing the rights and causes of LGBT Americans. Through our Equality Rewards program, we plan to support the federal recognition and legalization of same sex marriage, support for LGBT youth at risk and the advancement of research, education and funding for the fight against HIV/AIDS. Equality Rewards brings LGBT and LGBT allied consumers together with businesses that support the LGBT community and businesses that are LGBT owned and operated.

Consumers are able to participate in the program by registering online or downloading the Equality Rewards app. Once a consumer registers for the program, that consumer receives a virtual currency that can be applied as partial payment toward purchases transacted with participating merchants. The virtual currency is redeemed at the point of sale through a bar code or voucher delivered to the consumer’s mobile device. Equality Rewards plans to donate a portion of its profits to marriage equality causes, causes that support LGBT youth at risk and causes supporting the fight against HIV/AIDS. Cost savings, as well as the advocacy and activist attributes of the program, motivate the consumer.

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

In April 2013, our Equality Rewards Division hired a full-time Merchant Acquisition Manager for the Los Angeles, California market in advance of the sales, business development and marketing initiatives planned for the summer and fall of 2013. Equality Rewards hired a former Gilt City employee to fill the role and temporarily relocated that employee from Miami, Florida to Los Angeles, California.

In June 2013, our Equality Rewards Division launched its branding campaign, mobile application and online application by becoming a sponsor of Christopher Street West/Los Angeles Pride, a major LGBT civil rights festival and parade. This was Equality Rewards’ first major traditional marketing event. Equality Rewards produced and maintained a booth on the festival grounds of the Los Angeles Pride during the weekend of the festival.

In July 2013, Our Equality Rewards Division sponsored two major LGBT marketing events in Los Angeles, California: Outfest, the largest LGBT film festival in the world and Concrete Hero, an Aids Project Los Angeles-produced athletic competition dedicated to raising money and awareness for the fight against HIV/AIDS. Equality Rewards contracted with event producers, temporary spokespersons and local marketing collateral suppliers for both events and produced and maintained a marketing booth at both events.

In November 2013, OSL Holdings developed Shop4Equality, the national rollout of the Equality Rewards’ brand. Shop4Equality is a nationwide movement designed to drive consumers to nationally branded retail environments, department stores and malls around the country to advance LGBT causes through the power of commerce. Shop4Equality is capable of creating specific consumer driven events and holidays inspired by LGBT causes.

In December 2013, Our Shop4Equality initiative, the national extension of Equality Rewards, ran additional sales and holiday marketing initiatives in partnership with Engagement Media Technologies, a web and mobile, transaction-based consumer social network.

In March 2014 Equality Rewards executed its first merchant agreement with a medical marijuana dispensary. That merchant agreement, and subsequent press release, created the foundation for the launch of Our Medical Services Division.

Equality Rewards current business operations have created a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and “brick and mortar” stores) and consumers’ audiences to accelerate commerce and value. The goal is to take advantage of these cross platforms (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2B”), business to consumer (“B2C”), and public sectors (such as local, state and federal governments) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

As of December 2014, Equality Rewards has a working mobile application and online solution in the Los Angeles market. Equality Rewards has issued and executed roughly 80 merchant agreements and has roughly 1,200 customers in the Los Angeles, California market. Equality Rewards continues to develop strategic applications and partnerships for Shop4Equality. We are actively seeking a Division Manager for Equality Rewards.

Equality Rewards is also in discussions with regard to potential acquisitions and strategic partnerships. The purpose of these discussions is to further secure major corporate contracts, access to additional membership bases, and expand our technology as well as retain the talent needed to execute our business strategy.

OSL HOLDINGS MEDICAL SERVICES DIVISION

OSL Medical Services, a division of OSL Holdings, is dedicated to advancing the rights of patients in need of legal access to medically recommended, cannabis-based medicines. OSL Holdings supports the decriminalization of medical marijuana while remaining compliant with local and federal laws governing the use, sale and distribution of medically recommended, legal medical marijuana. We are committed to supporting consumers who suffer from illnesses best managed and treated by the use of medically recommended, legally obtained medical marijuana. OSL Medical Services is designed to provide future planning services that optimize, support and provide business services to legal, fully compliant medical marijuana dispensaries, legal medical marijuana-related technology providers and legal medical marijuana-related business service providers that intend to enter the market once medical marijuana is federally legal.

OSL Medical Services is a development platform centered on the development and financing of indoor gardens and cultivation facilities, production technologies, merchandise and operational services for businesses in the herbal and natural medicine industry. The herbal and natural medicine businesses that OSL Holdings serves include, but are not limited to, legal medical marijuana production facilities, cannabis-related production technologies and merchandise and operational services for legal medical marijuana dispensaries and distributors. OSL Medical Services is designed to support existing or emerging legal medical marijuana licensees with future planning services that cover branding, technology, marketing, logistics, and financing on a state-by-state basis throughout the United States. The Company delivers services in five areas: 1) production, growing and genetics; 2) warehousing and logistics; 3) retail and operations; 4) marketing and sales; and 5) franchising and licensing.

OSL Medical Services provides these support services in compliance with all federal, state and local laws. At this time, OSL will not grow or sell marijuana, but intends to gain market share and create value for its shareholders by creating, marketing, and licensing brands as well as acquiring and licensing production technology. When federal law permits, OSL Medical Services plans to offer these services to legal and licensed growers and dispensers.

OSL Medical Services’ corporate and business strategy is predicated on four essential business foci: 1) developing and acquiring industry-related technologies; 2) identifying, acquiring and leasing compliant real estate assets within the vertical; 3) acquiring businesses germane to the growth and development of the legal medical marijuana industry; and 4) the acquisition of future planning service contracts.

On May 26, 2014, OSL Holdings executed a five-year, agreement to provide a comprehensive suite of services to a Los Angeles client looking to enter the legal, licensed cannabis business in the future within the Los Angeles, California market. Under the terms of the agreement, OSL is contracted to provide plans to create new retail experiences, generate operational guidelines and strategy documents as well as create “launch” or grand opening scenarios with marketing outreach and segmentation strategies. OSL Holdings also provides future infrastructure planning and future operational support documents. These documents and future planning services come in the form of documents that explain how to leverage facilities, efficiency technologies, operations guides, accounting software, genetics, and customer service know-how. OSL Holdings also leases general retail and office equipment not directly used in the production or processing of cannabis, and other similar activities. OSL Holdings operational support comes in the form of retail know-how, accounting and billing services, as well as operations and point-of-sale (POS) software. At no time will OSL grow, process, own, handle, or sell cannabis, or the equipment used for these purposes.

In May 2014 we entered into an Asset Purchase Agreement with The Natural Way of LA, LLC (“Natural Way”) pursuant to which we acquired certain operational assets related to its dispensary business. In October, 2014 we returned the assets we acquired from Natural Way and terminated our May 2014 agreement and entered into mutual releases as part of a settlement of a lawsuit that Natural Way filed against us. We agreed to terminate the Natural Way agreement because, among other reasons, Natural Way failed to comply with certain governmental regulations in the operation of its business.

Also in May 2014, We executed an agreement for an option to acquire the exclusive rights to Genetic Catalog of 22 unique cannabis strains including several “clone only” varietals and three exclusive nutrient mixtures, one of which is organic (OMRI listed).

On October 22, 2014, OSL Holdings Inc. announced the acquisition of Go Green Hydroponics Inc., a privately held hydroponics, indoor gardening and cultivation supply retail operation, located in Los Angeles, California, specializing in the sale of hydroponic cultivation equipment, mineral nutrient solutions and gardening resources and equipment. Go Green Hydroponics achieved revenues of approximately $2.4 million in the first nine months of 2014 and is expected to reach revenues of approximately $3.0 million in fiscal 2014 with anticipated future annual revenue increases at a rate of 10% to 15% with expected gross profit margins of approximately 25% to 30%.

OSL acquired Go Green Hydroponics for $1.8 million subject to certain post-closing adjustments based on a target working capital amount. OSL also closed on a debt financing transaction in the amount of $1.9 million, the proceeds of which were used to fund the Go Green Hydroponics acquisition and for OSL working capital.

On October 28, 2014, OSL Holdings Inc. announced the development of a multi-tier, on-line cross platform social network and information repository solution that will enable legal marijuana dispensaries and hydroponic gardening supply retailers to manage marketing, lead generation, and retail discovery. The platform is expected to become an ad supported online extension of our recently acquired Go Green Hydroponics retail operations and other vertical venders and will enable local and hyper local search with advanced querying capabilities when it is expected to launch in the second quarter of fiscal 2015. Designs for the platform include a comprehensive B2B and B2C portal and a social network with planned user generated content features. We plan to launch both a web based and mobile platform that will enable dispensaries and patrons to manage and search while on the go. Planned community and social features will allow patrons to share experiences and provide feedback to the dispensaries and community.

On November 13, 2014, OSL Holdings Inc. announced the creation of a Social Advisory Board. The Board will help shape OSL’s corporate identity; will work closely with management to create new socially conscious business verticals and will support corporate and business development initiatives by raising the awareness of our Company as we seek to attract additional investment capital within and outside Hollywood. The Board will be comprised of nine members and will include investors and shareholders from the media and entertainment industries. OSL Holdings intends on including investors and shareholders from the fashion, retail and financial services industries as well as business leaders in the socially conscious business sectors.

The Board will launch with three inaugural members: Molly Newman, David Zucker and David Marshall Grant. Newman, Zucker and Grant have all invested in OSL Holdings and are presently shareholders of the Company. Molly Newman is an Emmy Award-winning television writer and producer. Most recently, she was a writer and Consulting Producer on “Political Animals,” which was nominated for Emmy, Golden Globe, and Writers Guild Awards. She spent five years as Executive Producer of the ABC series “Brothers and Sisters.” Her varied television career includes credits in multiple genres: single camera comedy (“The Larry Sanders Show”), multi-camera comedy (“Frasier” “Murphy Brown”), sketch comedy (“Tracey Takes On…”) and drama (“Brothers and Sisters”). As a playwright, she was nominated for a Tony award for the Broadway production of her play Quilters. Her plays have been produced on the main stages of many regional theaters including The Kennedy Center, The Mark Taper Forum, Actor’s Theatre of Louisville, Houston’s Alley Theatre, The Denver Center Theatre Company, and the Pittsburgh Public Theatre.

David Zucker is an award winning writer, producer and director whose films have grossed more than $1 billion. Among his credits are Airplane, The Naked Gun and Scary Movie franchises, Kentucky Fried Movie, Phone Booth, Ruthless People, Top Secret, and A Walk in the Clouds.

David Marshall Grant is a Tony nominated actor with many Broadway, Television and Film Credits, including Angels in America, American Fliers, Bat 21, The Devil Wears Prada, thirtysomething, Chicago Hope, Law & Order, and Alias As a television writer and producer David has worked on numerous shows, including Brothers & Sisters, Smash and Nashville.

During the fourth quarter of fiscal 2014, We are focused on opportunities in the indoor gardening and cultivation vertical, additional opportunities in the compliant real estate markets and ancillary businesses akin to OSL’s Go Green Hydroponics acquisition that augment and support hydroponic cultivators that produce herbal and natural medicines. The Company is exploring opportunities centered on production technologies, hydroponics, agricultural engineering and genetics. We believe there is great enterprise value for our shareholders within these verticals and recognize the potential for the future of the legal cannabis-based medicines.

We are is presently accepting investment capital and financing to effectuate OSL Medical Services’ accretive acquisition strategy.

We retain the exclusive rights to acquire key assets of Legal Medical Marijuana Collective Holding Company, a Nevada LLC. The principals of the Legal Medical Marijuana Collective Holding Company are bound by exclusive non-compete contracts with OSL Holdings Inc.

Legal Medical Marijuana Collective Holding Company is a holding company in the indoor gardening, cultivation, herbal, and natural medicine industry with assets including, but not limited to, service contracts with legal medical marijuana collectives and cultivation centers.

Customers

We currently have over 1,500 customers, 80 merchants and membership partnerships that we manage within the Equality Rewards division and two clients within the Medical Services division.

Employees

As of August 31, 2014, we had three full time employees.

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

On October 17, 2011, we changed our name to OSL Holdings Inc. to more accurately reflect our new business operations.

Effective January 9, 2013, we completed a reverse split of our outstanding shares of Common Stock. As a result of the reverse stock split, every one thousand shares of our common stock was combined into one share of common stock.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2. Properties

Our principal executive office is comprised of approximately 200 square feet of office space located at 1669 Edgewood Rd., Yardley, PA 19067, pursuant to a month to month lease. We pay rent for this office in the amount of $650 per month. We believe that our facilities are adequate to meet our current needs. [what about Regus space in CT?]

Item 3. Legal Proceedings

In May 2014 we entered into an Asset Purchase Agreement with The Natural Way of LA, LLC (“Natural Way”) pursuant to which we acquired certain operational assets related to its dispensary business. In October, 2014 we returned the assets we acquired from Natural Way and terminated our May 2014 agreement and entered into mutual releases as part of a settlement of a lawsuit that Natural Way filed against us. We agreed to terminate the Natural Way agreement because, among other reasons, Natural Way failed to comply with certain governmental regulations in the operation of its business.

Should we include the Joel Lupo & Marc Moscowitz settlements of Office Supply Line obligations?

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is traded on The OTCQB tier of the OTC Markets under the symbol “OSLH.” As of December 9, 2014, 362,404,909 shares of our common stock were issued and outstanding. The Company is not authorized to issue preferred shares.

Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2014
First quarter ended November 30, 2013	$0.03	$0.01
Second quarter ended February 28, 2014	$0.02	$0.00
Third quarter ended May 31, 2014	$0.29	$0.01
Fourth quarter ended August 31, 2014	$0.06	$0.02

	High	Low
Fiscal Year 2013
First quarter ended November 30, 2012	$12.00	$1.00
Second quarter ended February 28, 2013	$1.20	$-
Third quarter ended May 31, 2013	$0.49	$0.03
Fourth quarter ended August 31, 2013	$0.05	$0.01

Holders

As of December 9, 2014, there were approximately 125 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On October 15, 2014, the Company issued to an unaffiliated party a total of 267,857 shares of its restricted common stock per terms of a consulting agreement valued at $0.014 per share.

On October 17, 2014, the Company issued to an unaffiliated party a total of 3,571,428 shares of its restricted common stock valued at $0.0084 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 20, 2014, the Company issued to an unaffiliated party a total of 3,061,225 shares of its restricted common stock valued at $0.0098 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 22, 2014, the Company issued to TCA Global Credit Master Fund LP a total of 15,284,916 shares of its restricted common stock valued at $0.0122 as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 24, 2014, the Company issued to an unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 24, 2014, the Company issued to an unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 24, 2014, the Company issued to an unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 24, 2014, the Company issued to an unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 27, 2014, the Company issued a total of 6,287,370 shares of its restricted common stock upon conversion of approximately $50,000 principal and accrued interest held by certain assignees of the Panache debt.

On November 11, 2014, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 10,050,000 shares of its restricted common stock valued at $0.001 per share.

On November 17, 2014, the Company issued a total of 284,900 shares of its common stock upon conversion of $5,000 principal amount of the Company’s debt.

On November 21, 2014, the Company issued a total of 601,074 shares of its common stock upon conversion of $10,549 principal and interest of the Company’s debt.

On December 5, 2014, the Company issued a total of 867,402 shares of its common stock upon conversion of $15,674 principal and interest of the Company’s debt.

On December 8, 2014, the Company issued a total of 498,063 shares of its common stock upon conversion of $9,000 principal amount of the Company’s debt.

On November 15, 2014, the Company issued to an unaffiliated party a total of 344,500 shares of its restricted common stock pursuant to the terms of a consulting agreement.

On November 21, 2014, the Company issued a total of 2,716,749 shares of its restricted common stock upon conversion of approximately $41,000 principal and accrued interest held by an assignee of the Panache debt.

On December 2, 2014, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 10,050,000 shares of its restricted common stock valued at $0.001 per share.

These shares were issued in reliance on exemptions from registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is predicated on a socially conscious business model dedicated to consumer advocacy, social activism and the advancement of civil liberties through the power of commerce. We specialize in serving affluent, liberal and libertarian consumer groups, a constituency that we believe responds to cause marketing and activism. The Company has developed and launched two distinct business units to effectuate its mission: Equality Rewards, a technology platform delivering consumer rewards programs; and, OSL Medical Services, a management, future planning and services platform centered on the development and financing of indoor gardens and cultivation facilities, production technologies, merchandise and operational services for businesses in the herbal and natural medicine industry. OSL Medical Services is designed to support its clients with branding, technology, marketing, logistics, and future planning services on a state-by-state basis throughout the United States.

EQUALITY REWARDS DIVISION

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

OSL HOLDINGS MEDICAL SERVICES DIVISION

OSL Medical Services, a division of our company, is dedicated to advancing the rights of patients in need of legal access to medically recommended, cannabis-based medicines. We support the decriminalization of medical marijuana while remaining compliant with local and federal laws governing the use, sale and distribution of medically recommended, legal medical marijuana. We are committed to supporting consumers who suffer from illnesses best managed and treated by the use of medically recommended, legally obtained medical marijuana. OSL Medical Services is designed to provide future planning services that optimize, support and provide business services to legal, fully compliant medical marijuana dispensaries, legal medical marijuana-related technology providers and legal medical marijuana-related business service providers that intend to enter the market once medical marijuana is federally legal.

Recent Developments

On May 26, 2014 we entered into a Management Services Agreement with Sean Ridgley (“Ridgley”) who agreed to pay us $75,000 per month to act as his sole and exclusive agent for the management of the business affairs of Ridgley’s business. Under the terms of this agreement, we will arrange for the business to lease, acquire, or otherwise procure a location reasonably acceptable to the business. We will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by the us for the operation of the business. We will provide or arrange for all printing, stationery, forms, postage, duplication or photocopying services, payroll, other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection and certain advertising and promotion services.

In May 2014 we entered into an Asset Purchase Agreement with The Natural Way of LA, LLC (“Natural Way”) pursuant to which we acquired certain operational assets related to its dispensary business. In October, 2014 we returned the assets we acquired from Natural Way and terminated our May 2014 agreement and entered into mutual releases as part of a settlement of a lawsuit that Natural Way filed against us. We agreed to terminate the Natural Way agreement because, among other reasons, Natural Way failed to comply with certain governmental regulations in the operation of its business.

On October 20, 2014 we acquired Go Green Hydroponics Inc. (“Go Green”) for $1,800,000 paid in cash at closing and entered into employment agreements with its principals. Go Green is a hydroponics, indoor gardening and cultivation supply retail operation, located in Los Angeles, California, specializing in the sale of hydroponic cultivation equipment, mineral nutrient solutions and gardening resources and equipment. Simultaneously, we entered into and completed the sale of an initial $1,900,000 of our senior secured convertible redeemable debenture to TCA Global Credit Master Fund, LP maturing on October 20, 2015.

As we continue to grow, we are in the development of a multi-tier, on-line cross platform social network and information repository solution that will enable legal marijuana dispensaries and hydroponic gardening supply retailers to manage marketing, lead generation, and retail discovery. The platform is expected to become an ad supported online extension of our recently acquired Go Green Hydroponics retail operations and other vertical venders and will enable local and hyper local search with advanced querying capabilities when it is expected to launch in the second quarter of fiscal 2015. Designs for the platform include a comprehensive B2B and B2C portal and a social network with planned user generated content features. We plan to launch both a web based and mobile platform that will enable dispensaries and patrons to manage and search while on the go. Planned community and social features will allow patrons to share experiences and provide feedback to the dispensaries and community.

We believe that these initiatives will enable us to achieve growth in our partner and customer base leading to increasing revenues in fiscal 2015.

Results of Operations

Comparison of the Year Ended August 31, 2014 and 2013

Revenues

Revenues from management fees were $225,000 for the year ended August 31, 2014. No similar revenue existed in the prior year

General and Administrative

General and administrative expenses increased $2,959,354 to $6,485,713 for the year ended August 31, 2014, from $3,526,359 for year ended August 31, 2013. The increase was primarily related to increases in non-cash stock based compensation expense related to common shares issued to Company executives as bonuses or as part of their employment agreements entered into in January 2014 in the amount of $2,740,470. In addition, consulting fees increased $313,841 and professional fees increased $193,212. These increases were partially offset by decreases in advertising of $139,099 and information technology and computer related costs of $119,586.

Interest Expense

Interest expense was $441,976 and $317,891 for the years ended August 31, 2014 and 2013, respectively. The increase in expense was primarily due to an increase in debt.

Loss on Conversion of Debt and Settlement of Accrued Interest

Loss on conversion of debt and settlement of accrued interest was $755,978 for the year ended August 31, 2013. This change is a non-cash expense reported on the statements of operations. No similar expense existed in the current year.

Gain (Loss) on Settlement of Debt

Gain (loss) on settlement of debt was $(43,921) and $21,700 for the years ended August 31, 2014 and 2013, respectively. The change is reported in the statements of operations.

Change in derivative liabilities

Loss on derivative liabilities was $306,535 and $5,900,560 for the years ended August 31, 2014 and 2013, respectively. This change in derivative liability is a non-cash expense reported on the statements of operations.

Net Loss

Our net loss was $7,565,126 and $10,479,088 for the years ended August 31, 2014 and 2013, respectively. Our net loss was attributable to our lack of significant revenue together with increased general and administrative expenses, increased interest expense, loss on conversion of debt and settlement of accrued interest, debt issuance costs, and the change in value of our derivative liability, as discussed above. We expect to continue to incur net losses until such time as we can begin generating revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is in the start-up stage and has not generated significant revenues since inception. It has experienced recurring operating losses and negative cash flows from operations since its inception. It also has a working capital and stockholders’ deficit of $1,343,884 and $3,611,289, respectively, at August 31, 2014. We have $0 cash on hand. We expect a burn rate of at least $50,000 per month and will need to raise at least $600,000 in 2015 to remain in business, for which we can give no assurance of success. Due to the “start-up” nature of our business, we expect to incur losses as and if we expand. Our business plan involves adding qualified executives and rolling out various rewards platforms. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has incurred and continues to incur substantial indebtedness in order to finance its operations. As of August 31, 2014 the Company’s total current liabilities were $3,663,348, with a working capital deficit of $1,343,884. See Note 7 – Advances from Related Parties, Note 7 – Senior Secured Convertible Note, Note 8 – Secured Promissory Note, Note 9 – Convertible Notes with Related Parties, Note 10 - Convertible Notes, Note 11 – Promissory Notes, Note 12 – Promissory Notes with Related Parties and Note 13 – Derivative Liability of the Company’s financial statements appearing elsewhere in this Report.

Net cash used in operating activities was $704,794 and $688,143 for the years ended August 31, 2014 and 2013, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was $45,000 and $0 for the years ended August 31, 2014 and 2013, respectively. Cash was used to purchase the assets of The Natural Way of L.A.

Net cash provided by financing activities was $697,577 and $758,158 for the years ended August 31, 2014 and 2013, respectively. During the year ended August 31, 2014, we received cash of $734,612 from the issuance of promissory notes and convertible notes which was offset by $183,135 in payments of promissory notes and convertible notes. The Company also received $110,000 from the sale of common shares and made net payments of $42,942 on operating loans from related parties.

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

Item 8. Financial Statements and Supplementary Data

Our Financial Statements are annexed to this Report as pages F-1 through F-40. An index to such materials appears on page 24.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure controls and procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and has concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

●	Segregation of Duties and Lack of Control Processes That Provide for Multiple Levels of Supervision and Review -- As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●	Maintenance of Current Accounting Records -- This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has hired a Principal Accounting Officer in an effort to mitigate some of the identified weaknesses. The Company intends to continue to hire additional finance and accounting personnel necessary to address the weaknesses once additional capital is obtained which will allow full operations to commence. Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly presents our financial position, results of operations and cash flows for the fiscal year ending August 31, 2014 in all material respect.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in internal controls over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Robert H. Rothenberg	43	Chief Executive Officer and Director
Steven Gormley	47	Chief Business Development Officer and Director
Eli Feder	58	Chief Corporate Development Officer and Director
Thomas D’Orazio	56	Vice President, Controller and Principal Accounting Officer

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

Robert H. Rothenberg has been our President and Chief Executive Officer since April 11, 2014, our President since January 2012 and since June 20, 2013 our Chief Executive Officer and a Director. Mr. Rothenberg has over 20 years of marketing and operational experience. He transitions out of LSF Interactive, a global digital marketing agency, where he was Managing Director of their U.S. operations from January 2010 to January 2012. Mr. Rothenberg was involved in three acquisitions while with LSF, while strengthening their US operations and client roster, gaining momentum and turning it profitable. He helped LSF achieve gains in gross revenues and gross profits by expanding profitable engagements with Fortune 1000 companies. Prior to LSF, Mr. Rothenberg was Managing Director of Unreal Marketing from 2002 to 2010. Prior to his work at Unreal Marketing, Mr. Rothenberg served as Vice President of Marketing & Business Development at GSI Commerce, Inc. from 1999 to 2002 helping clients such as JP Morgan Chase, the NFL, L’Oreal, Core Logic, Morgan Stanley (Discover Card), Career Education Corporation, Penske and Warnaco Brands (Speedo, CKU and CK Jeans). As one of the first employees hired after the formation of GSI Commerce in 1999 and during his tenure at GSA Commerce, Mr. Rothenberg helped launch the company and grow the foundation of the business that became an ecommerce powerhouse that was acquired by eBay in 2011 for $2.4 billion. Prior to his work for GSI Commerce, Mr. Rothenberg worked for the National Basketball Association (NBA) from 1995 to 1999 where he launched and managed NBA Properties Direct to Consumer (DTC) business initiatives which included printed catalogues, e commerce websites, projects for their retail store on 5th Avenue and a database partnership with Sport Illustrated. Mr. Rothenberg earned a Bachelors of Science Degree in 1993 at the University of StonyBrook and a Masters Degree in 1995 at Adelphi University.

Steven Gormley has been our Chief Business Development Officer and Acting Secretary since April 11, 2014, an employee of the Company since January 2013, President of our Equality Rewards division since January 2013, a director since June 20, 2013 and a consultant from July 2012 until January 2013. Mr. Gormley has nearly twenty years experience developing, branding, marketing, launching, managing and operating businesses in the US and international markets. Mr. Gormley has also served as a partner in GB Strategic LLC, a business consultancy firm since August 2011. Prior to that, in 2008 Mr. Gormley founded Zamaneth Media Consulting, a branded entertainment company, where he served as its Chief Executive Officer until October 2011. Prior to that from 2005 to 2008 Mr. Gormley served as Managing Director for Medical Capital Holdings. From 2004 to 2005 Mr. Gormley served as Managing Director for a branded entertainment company called Seed, a subsidiary of Backyard Holdings, a commercial production company. Steve Gormley also served as Managing Director at American Entertainment Partners from 2000 to 2004.where he was responsible developing, branding, marketing, launching, managing and operations for these companies. Mr. Gormley, received a Bachelors of Arts Degree in Political Science from Gettysburg College in 1989 and continued studies in the Chinese language and literature and the privatization of the former Soviet Union.

Eli Feder has been our Chief Corporate Development Officer since June 30, 2014, our Chief Executive Officer (a position he resigned on April 1, 2013), and Director of the Company since October 2011 and our president from October 2011 through January 2012. He was the founder of Infinity Network and served as its Chairman from September 2006 through May 2008. Mr. Feder has launched several successful companies in the food service and marketing industries. His experiences from which include cofounding Quality Care, a nursing staffing firm startup, in the New York Metropolitan Area and participating successfully in the development of several food products for that have been commercialized (e.g., a peanut butter and jelly cookie was conceived and sold to Smuckers). Mr. Feder served as Director of Business Development for Splitstream Technologies in 2002 and 2003; the underlying technology that powered Countonme, a registered card program. He has since acquired the technology for use by Infinity Network. Mr. Feder was named one of the “Top 40 Businessmen Under 40” by Entrepreneur Magazine in 1989.

Thomas D’Orazio has been our Vice President, Corporate Controller and Principal Accounting Officer since July 7, 2014. Prior to joining the Company, Mr. D’Orazio was a member of the Technical Accounting Staff of the Disclosure Operations of the U.S. Securities and Exchange Commission, Division of Corporation Finance from 2013 to 2014 where he was responsible for reviewing management’s discussion and analysis disclosure and financial statement and related disclosure/internal control issues on a variety of SEC reports to ensure adherence to authoritative accounting/SEC guidance. From 2005 to 2012 Mr. D’Orazio was the Senior Vice President, Finance at Sensus, a provider of advanced utility metering and related communications solutions. From 2004 to 2005 Mr. D’Orazio was the Vice President and Controller of R.H. Donnelley Corporation, a leading yellow pages publisher and directional media company. From 2001 to 2003 Mr. D’Orazio was the Vice President and Corporate Controller of Pillowtex Corporation, a home textile product manufacturer whose brand name products include Cannon, Fieldcrest, Royal Velvet and Charisma. Previously, Mr. D’Orazio has been involved in corporate accounting in a variety of roles, and has been an assistant project manager for research and technical activities for the Financial Accounting Standards Board and a supervising senior auditor at Arthur Andersen LLP. Mr. D’Orazio received a bachelor’s degree in Business Administration in Accounting and Financial Management from Pace University, is a Certified Public Accountant in the state of New York and a member of the AICPA and New York State Society of CPAs.

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

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that the: (i) fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) transaction be approved by a majority of our disinterested outside directors, and (iii) transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing. We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures. We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself, and the other officers and directors will decide how to implement the policies and procedures accordingly.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Reports, namely Form 4 and Schedule 13 D/A, required to be filed were not timely filed during the fiscal year ended August 31, 2014 but were filed as of the date of this Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed as an exhibit to the Company’s Annual Report on Form 10K for the fiscal year ended August 31, 2008.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended August 31, 2014 and 2013:

●	our principal executive officer or other individual serving in a similar capacity during fiscal 2014;

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at August 31, 2014 whose compensation exceed $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2014.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718 (formerly FAS 123R). None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in the aggregate in fiscal 2014 and fiscal 2013. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2013 and fiscal 2012 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in the notes to our audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended August 31, 2014. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Robert H. Rothenberg (1)	2014	$263,334	$-	$1,364,000	$1,627,334
Chief Executive Officer	2013	$240,000	$-	$390,200	$630,200

Steve Gormley (2)	2014	$214,445	$-	$1,364,000	$1,578,445
Chief Business Development Officer	2013	$160,000	$-	$540,000	$700,000

Eli Feder (3)	2014	$142,500	$-	$1,102,500	$1,245,000
Chief Corporate Development Officer	2013	$135,000	$-	$262,000	$397,000

(1)	For the year ended August 31, 2014, Mr. Rothenberg received $X in cash and the balance of the cash portion of his $263,334 salary was accrued. Mr. Rothenberg also received 27,700,000 shares of common stock valued at $1,364.000 as provided for in his employment agreement dated April 10, 2014. The shares were issued at an average market price of $0.049 per share. Mr. Rothenberg was appointed as our Chief Executive Officer and a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Rothenberg received $122,000 in cash and balance of the cash portion of his $240,000 salary was accrued. Mr. Rothenberg also received 21,005,000 shares of common stock of which 15,000,000 shares, valued at $150,000 as provided for in his employment agreement dated January 10, 2013. Additionally, 6,005,000 shares, valued at $240,200, were issued as a bonus. The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets.

(2)	For the year ended August 31, 2014, Mr. Gormley received $X in cash and the balance of the cash portion of his $214,445 salary was accrued. Mr. Gormley also received 27,700,000 shares of common stock valued at $1,364.000 as provided for in his employment agreement dated April 10, 2014. The shares were issued at an average market price of $0.049 per share. Mr. Gormley was appointed as a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Gormley received $147,000 in cash and any balance of the cash portion of his salary of $160,000 was accrued. Mr. Gormley also received 21,000,000 shares of common stock of which 10,000,000 shares, valued at $100,000, were issued per his employment agreement dated January 10, 2013. Additionally, 11,000,000 shares, valued at $440,000, were issued as a bonus. The shares were issued at an average market price of $0.04 per share.

(3)	For the year ended August 31, 2014, Mr. Feder received $X in cash and the balance of the cash portion of his $142,500 salary was accrued. Mr. Feder also received 27,900,000 shares of common stock valued at $1,102,500 as provided for in his employment agreement dated June 30, 2014. The shares were issued at an average market price of $0.049 per share. Mr. Feder resigned as our Chief Executive Officer on April 1, 2013. For the year ended August 31, 2013, Mr. Feder received $0 in cash and the balance of the cash portion of his salary of $135,000 earned prior to his resignation was accrued. Mr. Feder received 21,300,000 shares of common stock, valued at $262,000 as provided for in his employment agreement dated January 10, 2013. The shares were issued at an average market price of $0.012 per share.

(4)	For the year ended August 31, 2014, Mr. D’Orazio’s salary reflects the prorated portion of his annual base salary of $165,000 based on his effective date of July 7, 2014.

(2)	For the year ended August 31, 2013, Mr. Kotch received $0 in cash and any balance of the cash portion of his salary of $180,000 was accrued. Mr. Kotch received 21,800,000 shares of common stock, valued at $276,700 as provided for in his employment agreement dated January 10, 2013. The shares were issued at an average market price of $0.013 per share.

(3)	Mr. Rothenberg was appointed as our Chief Executive Officer and a director of our company on June 20, 2013. For the year ended August 31, 2014, Mr. Rothenberg received $________. For the year ended August 31, 2013, Mr. Rothenberg received $122,000 in cash and balance of the cash portion of his $240,000 salary was accrued. Mr. Rothenberg also received 21,005,000 shares of common stock of which 15,000,000 shares, valued at $150,000 as provided for in his employment agreement dated January 10, 2013. Additionally, 6,005,000 shares, valued at $240,200, were issued as a bonus. The shares were issued at an average market price of $0.04 per share. The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets.

(4)	Mr. Gormley was appointed as a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Gormley received $147,000 in cash and any balance of the cash portion of his salary of $160,000 was accrued. Mr. Gormley also received 21,000,000 shares of common stock of which 10,000,000 shares, valued at $100,000, were issued per his employment agreement dated January 10, 2013. Additionally, 11,000,000 shares, valued at $440,000, were issued as a bonus. The shares were issued at an average market price of $0.04 per share. Mr. Gormley began his employment with the Company as a consultant in July 2012.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2014.

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

Thomas D’Orazio. Effective as of July 7, 2014, the Company appointed Thomas D’Orazio as Vice President, Corporate Controller and Principal Accounting Officer. Pursuant to terms of employment set forth in Mr. D’Orazio’s letter agreement he entered into with the Company, Mr. D’Orazio will receive an annual base salary of $165,000 and on or before December 31, 2014, his base salary will be reviewed and a package, including a new Base Salary of not less than $180,000 per year and a new bonus may be mutually agreed upon. In addition to his base salary, Mr. D’Orazio will be paid a $15,000 transition bonus by the end of September 2014 upon completion of a three month transition from the company’s current accountants.

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

Compensation of Directors

The Company’s directors received no compensation. Directors who are or were also employees (Messrs. Rothenberg, Gormley and Feder) are not paid for board service in addition to their regular employee compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 9, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)

Robert H. Rothenberg (2)	65,707,521	18.13%

Eli Feder (2)	57,721,430	15.93%

Steven Gormley (2)	57,200,000	15.78%

Thomas D’Orazio	0	0

All directors and executive officers as a group (4 people)	180,628,951	49.84%

(1)	Based on 362,404,909 shares of common stock issued and outstanding as of December 9, 2014. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	The address for each such person is c/o OSL Holdings Inc., 1669 Edgewood Rd., Suite 214, Yardley, PA 19067

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We also engage in a number of transactions with related parties in the ordinary course of our business, including:

The Company has received funding of $28,100 from certain related parties to help fund its cash operating needs for the year ended August 31, 2014. The balance outstanding as of August 31, 2014 and 2013 was $20,500 and $63,560, respectively. The loans are non-interest bearing, unsecured and due on demand.

On March 5, 2014, the Company entered into an Executive Agreement (see Note 15 to the notes to financial statements included elsewhere in this report) in which certain related parties waived the balance owed to them from advances of $71,160. The $71,160 of advances were convertible at a 70% discount of the average trading price 5 days prior to conversion. Under the Executive Agreement, advances of $71,160 were settled with stock options. The total fair value of the conversion feature on the conversion date was $962,499. This value was reclassified from liabilities to equity. In addition, during the year ended August 31, 2014, $835,178 was recorded as gain on derivative liability. See footnote 13 for additional information.

The remaining advances from related parties of $20,500 outstanding as of August 31, 2014 are not convertible.

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

Messrs. Rothenberg, Gormley and Feder are not considered to be independent because they are current or former employees of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended August 31, 2014 and August 31, 2013.

	2014	2013

Audit fees	$-	$-
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits:

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on June 17, 2005

3.3	Certificates of Amendment to Articles of Incorporation and Certificate of Designation	Incorporated by reference to Form 10-K filed on December 14, 2012

4.1	Promissory Note between OSL Holdings, Inc. and Peter Dene dated March 13, 2014	Incorporated by reference to Form 8-K as filed on March 20, 2014

4.2	Promissory Note between OSL Holdings, Inc. and Adar Bays, LLC dated June 16, 2014	Incorporated by reference to Form 8-K filed on June 23, 2014

4.3	Promissory Note between OSL Holdings, Inc. and Gel Properties, LLC dated June 16, 2014	Incorporated by reference to Form 8-K as filed on June 23, 2014

4.4	Convertible Promissory Note between OSL Holdings Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

4.5	Form of Warrant to Purchase Shares of Common Stock between OSL Holdings, Inc. and Typenex Co-Investment, LLC.	Incorporated by reference to Form 10-Q as filed on July 21, 2014

4.6	Convertible Redeemable Debenture between OSL Holdings Inc. and TCA Global Credit Master Fund, LP dated October 20, 2014	Incorporated by reference to Form 8-K filed on November 24, 2014

10.1	Senior Secured Convertible Note dated December 28, 2008 with The Exchange LLC (as assignee of Emerald Asset Advisors, LLC)	Incorporated by reference to Form 10-K filed on December 14, 2012

10.2	Amendment No. 1 to Senior Secured Convertible Note dated as of October 12, 2011 with The Exchange LLC	Incorporated by reference to Form 10-K filed on December 14, 2012

10.3	Employment Agreement dated January 17, 2012 with Robert H. Rothenberg	Incorporated by reference to Form 10-K filed on December 14, 2012

10.4	Convertible Note dated January 20, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012

10.5	Convertible Note dated March 5, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on March 15, 2012

10.6	Convertible Note dated June 15, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012

10.7	Office Lease Agreement dated March 11, 2012	Incorporated by reference to Form 10-K filed on December 14, 2012

10.8	Promissory Note dated October 10, 2011 with Crisnic Fund, S.A.	Incorporated by reference to Form 8-K filed on October 20, 2011

10.9	Convertible Note dated April 10, 2012 with Panache Capital	Incorporated by reference to Form 10-K filed on December 14, 2012

10.10	Convertible Note dated April 18, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on April 20, 2012

10.11	Convertible Note dated April 26, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on April 20, 2012

10.12	Convertible Note dated July 17, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012

10.13	Convertible Note dated August 13, 2012 with Continental Equities	Incorporated by reference to Form 8-K filed on September 25, 2012

10.14	Amendment to Convertible Notes dated September 21, 2012 with Panache Capital	Incorporated by reference to Form 10-K filed on December 14, 2012

10.15	Convertible Note dated November 8, 2012 with Asher Enterprises	Incorporated by reference to Form 8-K filed on November 14, 2012

10.16	Stock Purchase Agreement with Asher Enterprises dated November 8, 2012	Incorporated by reference to Form 8-K filed on November 14, 2012

10.17	Amendment No. 2 to Senior Secured Convertible Note dated as of December 4, 2012 with The Exchange LLC	Incorporated by reference to Form 10-K filed on December 14, 2012

10.18	Employment Agreement with Steven Gormley dated January 2, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

10.19*	Employment Agreement with Bob Rothenberg dated January 2, 2013	Incorporated by reference to Form 8-K filed on January 23, 2012

10.20*	Employment Agreement with Eric Kotch dated January 10, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

10.21*	Employment Agreement with Eli Feder dated January 10, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012

10.22	Marketing Agreement with Outfest dated February 13, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.23	Marketing Agreement with One Good Love, Inc. dated March 6, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.24	Assignment, Termination and Release Agreement, dated March 21, 2013 OSL Holdings, Inc. Asher Enterprises, Inc., Samuel Kotch and Benjamin Kotch	Incorporated by reference to Form 8-K filed on March 27, 2013

10.25	Consent to Assignment with Samuel Kotch and Benjamin Kotch dated March 21, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.26	Marketing Agreement with LA Pride dated April 9, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.27	Letter Agreement with Christopher Street West dated April 9, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013

10.28	Form of Promissory Note dated May 2013	Incorporated by reference to Form 8-K filed on June 11, 2013

10.29	Form of Demand Promissory Note dated May 28, 2013	Incorporated by reference to Form 8-K filed on June 11, 2013

10.30	Form of $200,000.00 Promissory Note dated June 21, 2013	Incorporated by reference to Form 8-K filed on June 26, 2013

10.31	Form of Securities Purchase Agreement dated June 21, 2013	Incorporated by reference to Form 8-K filed on June 26, 2013

10.32	Project Collaboration and Profit Sharing Agreement dated October 2, 2013 among OSL Holdings, Inc. and Kevin Mulhearn	Incorporated by reference to Form 10-Q as filed on January 21, 2014

10.33	Amendment to Project Collaboration and Profit Sharing Agreement dated October 13, 2013	Incorporated by reference to Form 8-K as filed on March 10, 2014

10.34	OSLH Executive Agreement	Incorporated by reference to Form 8-K as filed on March 10, 2014

10.35	Agreement Among Tony Tucci, Matthew Cohen and OSL Holdings, Inc.	Incorporated by reference to Form 8-K as filed on March 10, 2014

10.36	Natural Way of LA, Matthew Cohen Agreement with OSL Holdings, Inc.	Incorporated by reference to Form 8-K as filed on March 10, 2014

10.37	Promissory Note	Incorporated herein by reference to Form 8-K as filed on March 21, 2014

10.38	Funding Agreement	Incorporated by reference to Form 8-K as filed on March 21, 2014

10.39	Employment Agreement between OSL Holdings, Inc. and Robert Rothenberg dated April 10, 2014	Incorporated herein by reference to Form 10-Q as filed on April 18, 2014

10.40	Consulting Agreement between OSL Holdings, Inc. and Eli Feder dated April 10, 2014	Incorporated by reference to Form 10-Q as filed on April 18, 2014

10.41	Employment Agreement between OSL Holdings, Inc. and Steve Gormley dated April 10, 2014	Incorporated by reference to Form 10-Q as filed on April 18, 2014

10.42	Asset Purchase Agreement with The Natural Way of LA, LLC dated May 12, 2014	Incorporated by reference to Form 8-K as filed on May 21, 2014

10.43	Consulting Agreement with Anthony Tucci dated May 15, 2014	Incorporated by reference to Form 8-K as filed on May 21, 2014

10.44	Management Services Agreement between OSL Holdings, Inc. and Sean Ridgley	Incorporated by reference to Form 8-K as filed on May 28, 2014

10.45	Business Furniture and Equipment Lease Agreement between OSL Holdings, Inc. and Sean Ridgley	Incorporated by reference to Form 8-K as filed on May 28, 2014

10.46	Consulting Agreement between OSL Holdings, Inc. and Sean Ridgley	Incorporated by reference to Form 8-K as filed on May 28, 2014

10.47	Securities Purchase Agreement between OSL Holdings, Inc. and Adar Bays, LLC dated June 16, 2014	Incorporated by reference to Form 8-K as filed on June 23, 2014

10.48	Terms of Employment between OSL Holdings Inc. and Thomas D’Orazio dated June 24, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.49	Employment Agreement between OSL Holdings, Inc. and Eli Feder dated June 30, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.50	Securities Purchase Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.51	Form of Investor Notes between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.52	Security Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.53	Membership Interest Pledge Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.54	Consolidated Promissory Note between OSL Holdings Inc. and Kevin Mulhearn dated July 10, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.55	Leak-Out Agreement between OSL Holdings Inc. and Eli Feder, Robert Rothenberg, and Steven Gormley dated August 4, 2014	Incorporated by reference to Form 8-K filed on August 7, 2014

10.56	Stock Purchase Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jeffrey Malinovitz dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014

10.57	Stock Purchase Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jason Babadjov dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014

10.58*	Employment Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jeffrey Malinovitz dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014

10.59*	Employment Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jason Babadjov dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014

10.60	Securities Purchase Agreement between OSL Holdings Inc. and TCA Global Credit Master Fund, LP effective as of October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014

10.61	Form of Guaranty Agreement	Incorporated by reference to Form 8-K filed on October 24, 2014

10.62	Form of Security Agreement	Incorporated by reference to Form 8-K filed on October 24, 2014

10.63	Form of Pledge Agreement	Incorporated by reference to Form 8-K filed on October 24, 2014

14.1	Code of Ethics	Incorporated by reference to Form 10-K/A filed on December 17, 2008

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer, and Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf to the undersigned, thereunto duly authorized.

Dated: December 16, 2014

OSL HOLDINGS INC.

By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title	Date

/s/ Robert H. Rothenberg	Chief Executive Officer and Director	December 16, 2014
Robert H. Rothenberg	(Principal Executive Officer)

/s/ Thomas D’Orazio	Vice President, Corporate Controller	December 16, 2014
Thomas D’Orazio	(Principal Financial and Accounting Officer)

/s/ Steven Gormley	Director	December 16, 2014
Steven Gormley

/s/ Eli Feder	Director	December 16, 2014
Eli Feder

27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OSL Holdings, Inc. and Subsidiaries.

We have audited the accompanying consolidated balance sheet of OSL Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSL Holdings, Inc. and its subsidiaries as of August 31, 2014 and 2013 and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

December 16, 2014

OSL Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,
	2014	2013
ASSETS
Current Assets:
Cash	$-	$70,217
Accounts receivable, net	29,833	-
Prepaid expenses and other current assets	11,013	3,000
Total current assets	40,846	73,217

Property and equipment, net	42,500	-

Total assets	$83,346	$73,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,198,969	$1,117,419
Accrued officers compensation	164,500	716,000
Officers expense reimbursements payable	21,260	-
Advances from related parties	20,500	63,560
Convertible notes with related parties, net of discounts	-	39,153
Promissory notes with related parties, net of discounts	100,000	91,429
Senior secured convertible note	-	19,950
Secured promissory note	-	170,000
Convertible notes, net of discounts	381,033	317,232
Promissory notes, net of discounts	78,029	300,000
Derivative liabilities	1,008,807	2,574,365
Common shares payable	690,250	-
Total current liabilities	3,663,348	5,409,108
Convertible notes, net of discounts	19,399	-
Promissory notes, net of discounts	11,888	-
Total liabilities	3,694,635	5,409,108

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $.001 par value, 450,000,000 shares authorized, 269,628,488 and 136,936,316 shares issued and outstanding at August 31, 2014 and 2013, respectively	269,103	136,937
Additional paid-in capital	16,966,527	7,808,965
Accumulated deficit	(20,846,919)	(13,281,793)
Total stockholders’ deficit	(3,611,289)	(5,335,891)
Total liabilities and stockholders’ deficit	$83,346	$73,217

See accompanying notes to the consolidated audited financial statements.

OSL Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended August 31,
	2014	2013
Management fee income	$225,000	$-

General and administrative expenses	6,485,713	3,526,359
Total operating expenses	6,485,713	3,526,359

Operating loss	(6,260,713)	(3,526,359)

Loss on executive agreement settlement with stock options	(707,700)	-
Change in value of derivative liability	(306,535)	(5,900,560)
Gain (loss) on settlement of debt, net	(43,921)	21,700
Gain on discharge of debt	170,000	-
Loss on conversion of debt and settlement of accrued interest	-	(755,978)
Other income	25,000	-
Interest expense	(435,889)	(317,891)
Interest expense - related party	(6,087)	-
Interest income	719	-
Other income (expense), net	(1,304,413)	(6,952,729)

Net loss	$(7,565,126)	$(10,479,088)

Net loss per common share:
Net loss per common share - basic and diluted	$(0.04)	$(0.16)

Weighted average common shares outstanding - basic and diluted	192,231,155	64,317,235

See accompanying notes to the consolidated audited financial statements.

OSL Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

			Additional	Common		Total
	Common Stock		Paid-in	Shares	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit

Balance, August 31, 2012	86,694	87	858,597	102,083	(2,802,705)	(1,841,938)
Common shares issued for services from outside parties	6,965,616	6,966	468,015	-	-	474,981
Common shares issued for employee compensation	85,105,000	85,105	1,383,695	-	-	1,468,800
Common shares issued upon conversion of convertible notes and accrued interest	40,704,006	40,704	915,973	-	-	956,677
Common shares issued to private investors for cash	3,875,000	3,875	175,625	-	-	179,500
Common shares issued as consideration for issuance of promissory note	200,000	200	8,371	-	-	8,571
Derivative liabilities adjustment to additional paid-in capital	-	-	3,896,606	-	-	3,896,606
Reclassification of shares issuable to additional paid-in capital	-	-	102,083	(102,083)	-	-
Net loss	-	-	-	-	(10,479,088)	(10,479,088)
Balance, August 31, 2013	136,936,316	136,937	7,808,965	-	(13,281,793)	(5,335,891)

Common shares issued for services from outside parties	3,380,385	3,380	122,676	-	-	126,056
Common shares issued for employee compensation	77,900,000	77,900	3,752,600			3,830,500
Common shares issued upon conversion of convertible notes and accrued interest	38,742,533	38,743	290,143	-	-	328,886
Common shares issued per collaboration agreement	500,000	500	306,500	-	-	307,000
Common shares issued to private investors for cash	5,040,504	4,514	105,486	-	-	110,000
Common shares issued as consideration for issuance of promissory notes	488,692	489	40,121	-	-	40,610
Common shares issued for settlement of accounts payable	1,240,018	1,240	81,160	-	-	82,400
Common shares issued for warrant exercises	5,000,000	5,000	(5,000)	-	-	-
Cancellation of common shares per executive agreement	(1,100,000)	(1,100)	1,100	-	-	-
Reclassification from additional paid-in capital to common stock	1,500,000	974	(974)	-	-	-
Stock options issued to settle liabilities	-	-	2,065,000	-	-	2,065,000
Derivative liabilities adjustment to additional paid-in capital	-	-	2,399,276	-	-	2,399,276
Net loss	-	-	-	-	(7,565,126)	(7,565,126)
Balance, August 31, 2014	269,628,448	268,577	16,967,053	-	(20,846,919)	(3,611,289)

See accompanying notes to the consolidated audited financial statements.

Osl Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,565,126)	$(10,479,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on executive agreement settlement by issuance of options	707,700	-
Gain on discharge of debt	(170,000)	-
Fair value of stock issued for services from third parties	126,056	474,981
Stock issued to officers for compensation and services	3,830,500	1,468,800
Loss on settlement of promissory notes	80,750	(21,700)
Loss on conversion of debt and accrued interest	8,000	755,978
Gain on settlement of senior convertible debt	(44,829)	-
Change in fair value of derivative liabilities	306,535	5,900,560
Depreciation	2,500	-
Amortization of note discounts	281,876	303,777
Changes in operating assets and liabilities:
Accounts receivable	(29,833)	-
Prepaid expenses and other current assets	(8,013)	(1,000)
Accounts payable and accrued expenses	419,706	463,549
Accrued compensation	637,874	446,000
Officers expense reimbursements payable	21,260	-
Common shares payable	690,250	-
Net cash used in operating activities	(704,794)	(688,143)

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,000)	-
Net cash used in investing activities	(45,000)	-

Cash flows from financing activities:
Advances from (to) related parties	28,100	(14,842)
Payment of senior secured convertible note	(25,000)	(10,000)
Cash received on issuances of convertible notes	330,000	252,500
Repayment of convertible notes	(58,120)	(25,000)
Repayment of convertible notes - related party	(36,397)	-
Cash received on issuances of promissory notes	294,612	300,000
Repayments of promissory notes	(58,618)	-
Cash received on issuances of a promissory notes - related parties	10,000	76,000
Repayments of promissory notes - related parties	(15,000)	-
Cash received on issuances of common stock	110,000	179,500
Additional paid-in capital contribution - collaboration agreement	100,000	-
Net cash provided by financing activities	679,577	758,158
Net increase (decrease) in cash and cash equivalents	(70,217)	70,015
Cash and cash equivalents at beginning of period	70,217	202
Cash and cash equivalents at end of period	$-	$70,217

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$21,194	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued upon conversion of convertible debt and accrued interest	$178,472	$200,699
Common shares issued in repayment of promissory notes	$69,664	$-
Common shares issued to lender as consideration for issuance of promissory note	$40,610	$8,571
Reclassification of derivative liability to additional paid-in capital	$2,399,276	$3,896,606
Debt discounts originated from derivative liability	$519,183	$319,441
Fair value of common shares issued upon conversion of collaboration agreement	$307,000	$-
Fair value of shares issued upon conversion of accounts payable	$82,400	$-
Shares issued for cashless warrant exercise	$5,000	$-
Share cancellation	$(1,100)	$-
Reclassification from additional paid-in capital to common shares	$974	$-
Reclassification of common shares issuable to additional paid-in capital	$-	$102,083
Reclassification of accounts payable to notes payable - related parties	$-	$63,674
Reclassification of accrued interest from notes payable to accrued liabilities	$-	$67,865
Accounts payable and accrued liabilities settled with options	$1,357,300	$-

See accompanying notes to the consolidated audited financial statements.

Osl Holdings Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements

Note 1 – Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

OSL Holdings Inc. (the “Company”) was incorporated under the name Red Rock Pictures, Inc. on August 18, 2006 under the laws of the State of Nevada and was engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials. On June 6, 2008, the Company entered into a stock for stock exchange agreement with Studio Store Direct, Inc. (“SSD”). Pursuant to the stock for stock exchange agreement the Company acquired 100% of the assets of SSD by issuing 11,000 restricted common shares in exchange for all the issued and outstanding shares of SSD. With the addition of SSD, the Company also operated as a traditional infomercial production and distribution company.

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc. (“OSL”), a company incorporated in the State of Nevada on September 16, 2010, whereby OSL exchanged all of the issued and outstanding shares of OSL in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the “Share Cancellation Agreement”) with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and OSL, pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of OSL in the principal amount of $240,000 (the “Crisnic Note”). See Note 8.

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

For financial statement reporting purposes, the Share Exchange was treated as a reverse acquisition, with OSL deemed the accounting acquirer and the Company deemed the legal acquirer. These financial statements reflect the historical activity of OSL, and the historical stockholders’ equity of OSL has been retroactively restated for the equivalent number of shares received in the Share Exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Share Exchange, OSL was deemed to have issued an additional 1,068 shares of common stock to its stockholders existing prior to the Share Exchange. Reverse merger costs of approximately $649,000 include net liabilities of $408,000 assumed upon the reverse merger and the $250,000 cost of the Share Cancellation Agreement.

On October 17, 2011, the Company changed its name to OSL Holdings Inc. and became a holding company for its operating subsidiaries.

Effective January 9, 2013, the Company completed a 1000:1 reverse split of its outstanding shares of common stock, par value $0.001 (the “Common Stock”). Outstanding shares and per share data have been retroactively adjusted to effect the reverse split as if it occurred at the beginning of the earliest period presented.

On December 4, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock available for issuance from 120,000,000 to 450,000,000.

Basis of Presentation

In the quarter ended May 31, 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10 - Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the company to remove the inception to date information and all references to development stage.

Note 2 – Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, and has working capital and stockholders’ deficiencies. These circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has no cash on hand and therefore must rely on additional financing to fund ongoing operations. Over the next twelve months, the Company expects a burn rate of at least $50,000 per month and will need to raise at least $600,000 by the end of the year of 2015 to remain in business. We can give no assurance that our efforts to raise additional capital in the future will be successful. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2014 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will require additional capital, either through debt or private placements, in order to execute its business plan. Such additional financing may not become available on acceptable terms, or at all. We can give no assurance that any additional financing that the Company does obtain will be sufficient to meet our needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of OSL Holdings Inc. and its wholly owned subsidiaries, OSL, OSL Diversity Marketplace, Inc., OSL Rewards Corporation, Red Rock Pictures Inc. and Studio Store Direct Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. The balance of book overdrafts included in accounts payable were $62,985 and $0 at August 31, 2014 and 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. Bad debt expense was $0 the years ended August 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. When property and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred.

Depreciation is calculated on a straight-line basis using an estimated useful life of the assets of 3 years.

Internal Website Development Costs

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles - Goodwill and Other - Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred. For the year ended August 31, 2013, costs and expenses incurred during the planning and operating stages of the Company’s website development were expensed as incurred.

Revenue Recognition

Management fees are recognized when earned based upon the contractual terms of the management agreements. (See Note 16).

Other Income

Other income consists of rental revenue from the leasing of property and equipment. (See Note 16).

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820 - Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table presents financial liabilities of the Company measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of August 31, 2014 and 2013, respectively.

	Level 1	Level 2	Level 3	Total
Fair value of derivative liability - August 31, 2014	$-	$-	$1,008,807	$1,008,807

Fair value of derivative liability - August 31, 2013	$-	$-	$2,574,365	$2,574,365

Vendor Concentrations

As of August 31, 2014, two vendors each represented 10% of accounts payable and accrued expenses. As of August 31, 2013, one vendor represented 11% accounts payable and accrued expenses.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740 - Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260 - Earnings per Share, which requires disclosure in the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the period, basic and diluted loss per share is the same for the twelve months ended August 31, 2014 and 2013, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black Scholes Merton option pricing model, assuming maximum value, to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 4 - Property and Equipment

The table below displays our property and equipment balances as of August 31, 2014 and 2013.

	August 31, 2014	August 31, 2013
Property and equipment	$45,000	$-
Less: accumulated depreciation	(2,500)	-
Property and equipment, net	$42,500	$-

Property and equipment is comprised primarily of office equipment and furniture. (See Note 17).

Note 5 – Accrued Officers Compensation

As of August 31, 2014 and 2013, the Company had accrued compensation for its officers in amount of $164,500 and $716,000, respectively. Under the terms of their employment agreements that were executed during the year ended August 31, 2014, the balance is convertible at a 70% discount of the average trading price 5 days prior to conversion.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the liabilities should be classified as derivative liabilities. The derivative liabilities are subsequently measured at fair value at the end of each reporting period with the change in fair value recorded in earnings. The Company determined the fair value of the embedded conversion feature as of August 31, 2014 to be $571,181. For the year ended August 31, 2014, $571,181 was recorded as a loss on derivatives that resulted from the change in fair value of the conversion features. (See Note 13).

As of August 31, 2014, the Company’s officers were due $21,260 for expenses incurred by them on behalf of the Company in the normal course of business.

Note 6 – Advances from Related Parties

The Company has received funding of $28,100 from certain related parties to help fund its cash operating needs for the year ended August 31, 2014. The balance outstanding as of August 31, 2014 and 2013 was $20,500 and $63,560, respectively. The loans are non-interest bearing, unsecured and due on demand.

On March 5, 2014, the Company entered into an Executive Agreement (see Note 15) in which certain related parties waived the balance owed to them from advances of $71,160. The $71,160 of advances were convertible at a 70% discount of the average trading price 5 days prior to conversion. Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the advances should be classified as derivative liabilities. The derivative liabilities were subsequently measured at fair value at the end of each reporting period with the changes in fair value recorded in earnings. Under the Executive Agreement, advances of $71,160 were settled with stock options. The total fair value of the conversion feature on the conversion date was $962,499. This value was reclassified from liabilities to equity. In addition, during the year ended August 31, 2014, $835,178 was recorded as gain on derivative liability. See footnote 13 for additional information.

The remaining advances from related parties of $20,500 outstanding as of August 31, 2014 are not convertible.

For the year ended August 31, 2013, the Company paid net advances to related parties of $14,842 and the related parties made payments of $63,674 of accounts payable on behalf of the Company.

Note 7 – Senior Secured Convertible Note

The Company assumed a $100,000 senior secured convertible note due (the “Senior Note”) to The Exchange LLC (the “Exchange LLC”), an unrelated company, upon the consummation of the reverse merger recapitalization with OSL. On October 12, 2011, the Company and Exchange LLC entered into Amendment No. 1 (the “Amendment”) to the Senior Note. Pursuant to the Amendment, the maturity date of the Senior Note was extended to October 5, 2012 and the conversion price of the Senior Note was set at $0.001. Any conversion of debt owed to Exchange LLC under the Senior Note required approval by the Board of Directors of the Company and in the event that the Board of Directors does not approve such conversion request, the corresponding principal amount shall be due. The Company entered into Amendment No. 2 (“Amendment 2”) to the Senior Note on December 12, 2012, pursuant to which the maturity date of the Senior Note was extended to October 5, 2013 and that the parties agreed that the conversion of the Senior Note shall not be affected by any reverse split of the Company’s Common Stock. The Company entered into Amendment No. 3 (“Amendment 3”) to the Senior Note on August 31, 2013 and that the parties agreed to reduce the balance owed of $101,000 to $35,000 so long as Exchange LLC was paid $10,000 on August 30, 2013, $10,000 on September 10, 2013, $10,000 on September 23, 2013, and $5,000 on September 30, 2013. The remaining principal and interest on the note will be paid down in proportion to the ratio of the payments made on the $35,000.

During the year ended August 31, 2014, $25,000 of outstanding note balance was paid in cash. On October 3, 2013, The Exchange LLC entered into an Assignment Agreement (the “Assignment Agreement”) by and among the Exchange LLC and an assignee for the remaining balance owed of $14,421 in exchange for $5,000. During the year ended August 31, 2014, the assignee elected to receive a total of 14,421,000 shares of common stock at an average conversion price of $0.001 or $14,421 as final repayment of the outstanding balance owed. In relation to Amendment 3 and in conjunction with the final repayment, the Company recorded a proportional reduction in balance of $44,829 which was recorded as a gain on extinguishment of debt during the year ended August 31, 2014. As of August 31, 2014, the balance of the Senior Note has been paid in full.

During the year ended August 31, 2013, the Company issued a total of 32,350,000 shares of Common Stock at an average conversion price of $0.001 or $32,350 as partial repayment of the Senior Note, made payments of $10,000 as partial repayment, and in relation to Amendment 3 recorded a proportional reduction in balance of $21,700 as a gain on extinguishment of debt. As of August 31, 2013, the total remaining balance outstanding due to Exchange LLC under the Senior Note was $19,950.

The Company analyzed the modification of the terms of the Senior Note under ASC 470-60 - “Troubled Debt Restructurings” and ASC 470-50 - “Extinguishment of Debt”. The Company determined the creditor had not granted a concession and the modification was not substantial under the modified terms

On April 4, 2012, as a result of the issuance of convertible debt to Panache Capital, LLC, the convertible option of the Senior Note became tainted. Under ASC 815-15 - “Derivative and Hedging”, it should be reclassified from equity to liability and the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings.

As a result of note payment and conversion, under ASC 815-15 - “Derivatives and Hedging”, the instruments are measured at fair value at the date of payment and conversion with the change in fair value recorded in earnings. The Company determined the fair value of the embedded conversion feature of the Senior Notes as of October 3, 2013, to be $284,625 and $367,591 was recorded as gain on derivative liability for the year ended 31, 2014. See Note 13.

Note 8 – Secured Promissory Note

As part of the Share Exchange discussed in Note 1, the Company entered into the Share Cancellation Agreement with Crisnic and OSL. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, OSL was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing. Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company has made intermittent payments and the balance due as of August 31, 2013, was $170,000.

In July 2014, the Company received a judgment in its favor whereby the debt was discharged. As a result, for the year ended August 31, 2014, the Company recorded a gain from the discharge of debt of $170,000.

Note 9 – Convertible Notes with Related Parties

Convertible notes with related parties consisted of the following as of August 31, 2014 and 2013:

	August 31, 2014	August 31, 2013
Convertible notes with related parties	$-	$47,590
Less: note discounts	-	(8,437)
Convertible notes with related parties, net of discounts	$-	$39,153

Asher Enterprises, Inc. (Assigned on March 21, 2013)

During the period November 15, 2011 to August 31, 2013, the Company issued four unsecured convertible notes (the “Asher Notes”) to Asher Enterprises, Inc. (“Asher”) in the aggregate amount of $135,500. The Asher Notes were due after one year and bore interest at 8% per annum. Interest accrued and was payable in cash upon maturity provided that an elected conversion to common shares did not occur. Any amount of principal or interest on these Asher Notes which was not paid when due bore interest at the rate of twenty two percent (22%) per annum from the due date until the past due amount was paid. At any time or times after 180 days from the date of the Asher Notes and until the maturity dates, Asher was entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price was based on a 49-59% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten trading days immediately preceding a conversion date.

Each of the Asher Notes included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current Financial Accounting Standards Board (“FASB”) guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Asher Notes was not a fixed amount because they were subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

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

During the year ended August 31, 2013, $22,500 of the Asher Notes were issued. The Company determined the initial fair value of the embedded conversion feature of the Asher Notes issued during the year ended August 31, 2013 to be $39,846. The excess of $17,346 of derivative liability over the face amount was considered to be a loss on derivative liability and recorded a $22,500 debt discount. During the year ended August 31, 2013 the Company further amortized $92,275 of the discount and as of August 31, 2013, the remaining discount of $89,911 was offset against the balance of the notes for financial statement presentation.

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

During the year ended August 31, 2013, the Company issued a total of 8,070,793 shares of common stock at an average conversion price of $0.01 or $87,910 and $7,769 as partial repayment of the Asher Notes and accrued interest, respectively. As a result of the conversion, $886,875 of loss on conversion of debt and accrued interest was recognized during the year ended August 31, 2013. As of August 31, 2013, the total remaining balance was $39,153, net of discount of $8,437.

The Company determined the fair value of the embedded conversion feature of all the Asher Notes as of August 31, 2013 to be $89,911 and $193,225 was recorded as a loss on derivative from these notes. As a result of note conversion, under ASC 815-15 - “Derivatives and Hedging”, the instruments are measured at fair value at the date of conversion with the change in fair value recorded to earnings. The fair value of the instrument related to the converted Asher Notes totaling $376,785 was reclassified out of liabilities to equity. (See Note 13).

During the year ended August 31, 2014, the Company paid $36,397 and issued a total of 9,100,000 shares of common stock at an average conversion price of $0.0012 or $11,193 as final repayment of the Asher Notes and interest accrued thereon. During the year ended August 31, 2014, the Company amortized the remaining $8,437 of debt discount to interest expense. As of August 31, 2014, the balance of the Asher Notes was paid in full.

Under ASC 815-15 – “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability. Upon conversion of the note on April 4, 2014, the total fair value of the conversion feature on the conversion date was $23,231. This value was reclassified from liabilities to equity. Due to the repayment and conversion of the Asher Notes the Company determined the fair value of the embedded conversion feature of all the Asher Notes as of August 31, 2014 to be $0. For the year ended August 31, 2014, the change in fair value of the derivative liability of $66,680 was recorded as a gain on derivative. See Note 13.

Note 10 – Convertible Notes

Convertible notes consisted of the following as of August 31, 2014 and 2013:

		August 31, 2014	August 31, 2013
Convertible notes - Panache	(A)	$120,218	$250,982
Convertible notes - Mulhearn	(B)	-	200,000
Convertible notes - Adar Bays	(C)	105,125	-
Convertible notes - LG Capital Fund	(D)	55,125	-
Convertible notes - Gel Properties	(E)	-	-
Convertible notes - Union Capital	(F)	104,219	-
Convertible notes - Typenex Co.	(G)	137,500	-
Less: note discounts		(121,755)	(133,750)
Convertible notes, net of discounts		400,432	317,232
Less: current portion		(381,033)	(317,232)
Convertible notes, net of discounts - non-current		$19,399	$-

(A) Panache Capital, LLC

During the period March 5, 2012 to April 26, 2012, the Company issued four convertible promissory notes (the “March Panache Notes”) to Panache Capital, LLC (“Panache”) for an aggregate amount of $250,000, bearing 10% interest per annum. The March Panache Notes are each due after the one year anniversary thereof. All past-due principal of the March Panache Notes bears interest at 15%. The notes include a 25% prepayment fee. Panache has the right to convert the March Panache Notes, in their entirety or in part, into common stock of the Company. The conversion price is based on a 25% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten trading days immediately preceding a conversion date. The Company determined the initial fair value of the beneficial conversion feature to be $83,333 and was recorded by the Company as a note discount, which was amortized to interest expense over the life of the notes.

As of August 31, 2014 and 2013, the unamortized balance of the March Panache Notes discount was $0 and $417 respectively. The Company recorded an additional $30,000 of debt discount, and amortized a total of $77,444 of debt discount into interest expense during the year ended August 31, 2013.

On September 21, 2012, the Company entered into an amendment agreement (the “Panache Amendment”) with Panache which amended the March Panache Notes. Pursuant to the Panache Amendment, the Company had the option, for 90 days after September 21, 2012 (the “Outside Date”), to redeem the March Panache Notes for 100% of their outstanding principal and interest, which it opted not to do. Additionally, Panache was not able, until the Outside Date and absent an event of default, to convert any of the March Panache Notes into Company Common Stock. Each of the March Panache Notes were further amended to permit Panache to convert the March Panache Notes at a price not to fall below a 49% discount to the average of the three lowest closing bid prices for the Company Common Stock during the ten trading days immediately preceding a conversion date.

The Company analyzed the modification of the note terms under ASC 470-60 - “Troubled Debt Restructurings” and ASC 470-50 - “Extinguishment of Debt”. The Company determined the creditor had not granted a concession and the modification of the embedded conversion options did not fall within the scope of ASC 470-50.

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

The Panache Notes include an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Panache Notes is not a fixed amount because it is subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

In March and April 2014, Panache Capital, LLC (“Assignor”) entered into certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over unto the Assignees its right, title and interest in the Panache Notes including, without limitation, all rights, accrued interest, benefits and advantages of the Assignor to be derived here from and all burdens, obligations and liabilities to be derived thereunder.

During the year ended August 31, 2014, the Company paid $12,500 and issued a total of 8,030,493 shares of Common Stock at an average conversion price of $0.019 or $150,853 in partial settlement of the Panache Notes. In addition the remaining debt discount of $417 was amortized to interest expense for the year ended August 31, 2014. As of August 31, 2014, the total remaining balance outstanding to Panache under the Panache Notes was $120,218, net of a discount of zero.

During the year ended August 31, 2013, the Company paid $25,000 and issued a total of 4,018 shares of Common Stock at an average conversion price of $1.00 or $4,018 in partial repayment of the Panache Notes. As of August 31, 2013, the total remaining balance outstanding to Panache under the Panache Notes was $250,565, net of discount of $417.

The Company determined the fair value of the embedded conversion feature for the Panache Notes as of August 31, 2014 to be $190,630. Upon conversion of the note, under ASC 815-15 - “Derivatives and Hedging”, the total fair value of the conversion feature on the conversion date of $583,995 was reclassified from liabilities to equity. For the year ended August 31, 2014, the change in the fair value of the derivative liability of $765,470 was recorded as loss. See Note 13.

The Company determined the fair value of the embedded conversion feature for the Panache Notes as of August 31, 2013 to be $265,313. For the year ended August 31, 2013, $265,313 was recorded as loss on derivative for the Panache Notes, resulting from the change in fair value of the conversion features. See Note 13.

(B) - Kevin Mulhearn

On June 21, 2013, the Company issued an unsecured convertible promissory note to Kevin Mulhearn (“Mulhearn Note”) in the principal amount of $200,000, bearing 10% interest per annum. The note was due on December 21, 2013. The note was convertible, in its entirety or in part, into common stock of the Company. The conversion price was the average of the three trading days prior to conversion, and the total amount that could be converted was $400,000.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability. See Note 13. The derivative resulted in a debt discount of $200,000, of which $66,667 has been amortized into interest expense during the year ended August 31, 2013. As of August 31, 2013, the total remaining balance outstanding on the Mulhearn Notes was $66,667, net of a discount of $133,333.

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Kevin Mulhearn (See Note 18), at which time the Company reclassified the balance owed on the Mulhearn Note of $200,000 to additional paid in capital. In addition, the Company expensed the remaining debt discount balance of $133,333 to interest expense during the year ended August 31, 2014.

Under ASC 815-15 - “Derivatives and Hedging”, as a result of the note conversion, the instruments were measured at fair value at the date of the conversion with the change in fair value recorded to earnings. The Company determined the fair value of the embedded conversion feature of the Mulhearn Note as of October 2, 2013 to be $139,551 which was reclassified from liabilities to equity. In addition $170,480 was record as gain on derivative liability for the year ended August 31, 2014. See Note 13.

(C) – Adar Bays, LLC

On May 12, 2014, the Company issued an unsecured convertible promissory note to Adar Bays, LLC (an accredited investor) in the principal amount of $55,125. The note was issued at a discount of 5%, in exchange for $52,500 cash consideration and bears interest at 8% per annum. The note matures on May 13, 2015.

At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. During the year ended August 31, 2014 the Company amortized $798 of debt discount to interest expense. As of August 31, 2014, the total remaining balance outstanding was $53,298, net of discount of $1,827, respectively.

On June 16, 2014, the Company issued an unsecured convertible promissory note to Adar Bays, LLC in the principal amount of $50,000. The note bears interest at 8% per annum. The note matures on June 15, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of August 31, 2014, the total remaining balance outstanding was $50,000.

(D) – LG Capital Fund

On May 12, 2014, the Company issued an unsecured convertible promissory note to LG Capital Fund (an accredited investor) in the principal amount of $55,125. The note was issued at a discount of 5%, in exchange for $52,500 cash consideration and bears interest at 8% per annum. The note matures on May 13, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. During the year ended August 31, 2014 the Company amortized $798 of debt discount to interest expense. As of August 31, 2014, the total remaining balance outstanding was $53,298, net of discount of $1,827, respectively.

(E) – Gel Properties

On June 15, 2014, Kevin Mulhearn assigned $50,000 of the Company’s debt held by him to Gel Properties. On June 16, 2014 the Company issued a replacement note to Gel Properties for the acquired Mulhearn note. The replacement note was an unsecured convertible promissory note in the principal amount of $55,219. The note bore interest at 8% per annum. The maturity date of the note was June 16, 2015. At any time or times after 180 days from the date of the note and until the maturity date, the note holder was entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock.

The conversion price was to be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. During the fourth quarter of 2014, $1,005 of the note’s principal was converted into 1,500,000 shares of the Company’s common stock. The Company settled the remaining balance due under the replacement note of $54,214 with a cash payment of $45,620. The difference between the carrying value of the debt and the final settlement amount was recorded as a reduction to interest expense of $8,594 for the year ended August 31, 2014. As of August 31, 2014, the total remaining balance outstanding was $0.

(F) – Union Capital

On June 15, 2014, Kevin Mulhearn assigned $50,000 of the Company’s debt held by him to Union Capital (an accredited investor). On June 16, 2014 the Company issued a replacement note to Union Capital for the acquired Mulhearn Note. The replacement note is an unsecured convertible promissory note in the principal amount of $55,219. The note bears interest at 8% per annum. The note matures on June 16, 2015.

At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. During the fourth quarter of 2014, $1,000 of the note’s principal was converted into 2,000,000 shares of the Company’s common stock. As of August 31, 2014, the total remaining balance outstanding was $54,219.

On June 16, 2014, the Company issued an unsecured convertible promissory note to Union Capital in the principal amount of $50,000. The note bears interest at 8% per annum. The note matures on June 16, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of August 31, 2014, the total remaining balance outstanding was $50,000.

(G) – Typenex Co.

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

Under and concurrently with the securities purchase agreement with Typenex, the Company also issued to Typenex warrants to purchase, in the aggregate, a number of shares equal to $267,503 divided by the by the Market Price as defined in the Typenex Note. The Typenex Warrants may also be exercised by cashless exercise.

Neither the Typenex Note nor warrants are exercisable, however, if the number of shares to be issued to the holder upon such exercise, together with all other shares then owned by the holder and its affiliates, would result in the holder beneficially owning more than 4.99% of our outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to us.

The conversion price under the Typenex Note and the exercise price of the Typenex Warrants is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price and exercise price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion or exercise price less than the conversion price under the Typenex Notes or exercise price of the Typenex Warrants then in effect. If any of these events should occur, the conversion or exercise price is reduced to the lowest price at which the Company’s common stock was issued or is exercisable.

On July 1, 2014, in conjuction with the funding of Tranche #1 of the Typenex Note, the Company issued warrants to Typenex with a value of $66,875, and recorded an initial discount on the note in the same amount, of which $8,946 has been amortized to interest expense during the year ended August 31, 2014.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability. See Note 13. The derivative resulted in an initial debt discount of $56,964, of which $7,620 has been amortized into interest expense during the year ended August 31, 2014. In addition, $1,003 and $669 of the OID discount and closing costs discount, respectively has been amortized to interest expense for the year ended August 31, 2014.

As of August 31, 2014, the total remaining Typenex Note balance outstanding was $19,399 net of debt discounts of $118,101.

Note 11 – Promissory Notes

May 1, 2013 Note

On May 1, 2013, the Company issued an unsecured promissory note in the principal amount of $10,000 to a private investor. The note was due on demand, bore interest at 12% per annum where interest accrued and was payable in cash upon demand. As of August 31, 2014 and 2013, the total remaining balance outstanding under the note was $10,000.

May 15, 2013 Notes

On May 15, 2013, the Company issued unsecured promissory notes (the “May 15 Notes”) in an aggregate principal amount equal to $40,000 (the Principal Amount) to two (2) accredited investors. The May 15 Notes accrued simple interest at a rate of 12% per annum and were due and payable six (6) months from the date of their respective issuances. All past-due principal of the May 15 Notes bore interest until paid at the maximum non-usurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the May 15 Notes (the “Maximum Rate”) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum.

As of August 31, 2013, the total remaining balance outstanding under the May 15 Notes was $40,000.

During the year ended August 31, 2014, the Company issued a total of 1,191,040 shares of common stock at an average conversion price of $0.04, or $44,664, as final repayment of the May 15 Notes and accrued interest leaving no balance outstanding at August 31, 2014. Along with the issuance of the shares, the Company also issued warrants for the purchase of 160,000 shares of common stock.

Under ASC 815-15 - “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The initial value of the warrants of $9,760 was determined by management using a weighted-average Black-Scholes Merton option pricing model and was recorded as a liability. Upon settlement of the May Notes, $8,000 of the derivative liability balance was recorded as a loss on settlement of promissory notes. The remaining derivative liability balance of $1,760 was recorded as loss on derivative liability as a result of the change in fair value through the conversion date. See Note 13.

November 14, 2013 Note

On November 14, 2013, the Company issued an unsecured promissory note (the “November Note”) in the principal amount of $25,000 to a private investor. The principal of this note was due and payable on February 15, 2014. All past-due principal of this note bore interest until paid at the rate of 12% per annum. In addition to the principal amount of $25,000 the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $25,000 based on the five day average prices preceding the payment date. In addition, as additional consideration, the Company has agreed to issue the private investor an additional 50,000 shares at a price of $0.01 per share and allocate $500 of the principal amount of the promissory note towards payment of the purchase price. The Company determined the relative fair value of the 50,000 common stock to be $610, which was recorded as a debt discount.

During the fourth quarter of 2014, the Company issued 2,500,000 shares of common stock with a fair value (based upon quoted market prices) of $105,750 in full settlement of the principal amount of $25,000. During the year ended August 31, 2014, the Company amortized $610 of debt discount to interest expense. As a result, the Company recorded a loss on settlement of debt of $80,750 during the period. As of August 31, 2014, the total remaining balance outstanding under the promissory note was $0.

December 12, 2013 Note

On December 12, 2013, the Company issued an unsecured promissory note in the principal amount of $20,000 to a private investor. The principal of this note is due and payable on January 12, 2014. All past due principal of this note shall bear interest until paid at the rate of 15% per annum. In lieu of cash interest, the Company agreed to deliver to the private investor shares of the Company’s common stock in an amount valued at $40,000 based on the five day average prices preceding the date March 12, 2014, which resulted in an issuance of 438,692 common shares to the investor. During the year ended August 31, 2014, $15,000 of outstanding note balance was paid in cash. As of August 31, 2014, the total remaining balance outstanding under the promissory note was $5,000.

March 13, 2014 Note

On March 13, 2014, the Company issued an unsecured promissory note in the principal amount of $100,000 with an interest rate of 3% per annum to a private investor in exchange for $50,000 cash. The promissory note matures on March 12, 2015 and may be prepaid in whole or in part, at any time. The difference between the note amount of $100,000 and the $50,000 cash received, or $50,000, is considered debt discount and being amortized over the term of the note. As additional consideration, the Company issued warrants to purchase of 200,000 shares of common stock without any additional consideration. The warrants are exercisable when the Company share price reaches $0.50. Under ASC 815-15 “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The Company determined the initial relative fair value of the warrants to be $47,780 which was recorded as a debt discount and derivative liability. See Note 13.

During the year ended August 31, 2014, the Company amortized $45,810 of the debt discounts to interest expense. As of August 31, 2014, the total remaining balance outstanding was $48,029, net of discount of $51,971. In addition $42,780 was record as gain on derivative liability resulting from the change in fair value of the conversion features for the year ended August 31, 2014. The value of derivative liability as of August 31, 2014, was determined to be $5,000. See Note 13.

May 1, 2014 Note

On May 1, 2014, the Company issued an unsecured promissory note in the principal amount of $15,000 in exchange for $10,000 in cash consideration. The promissory note bears no interest and is due on August 1, 2014. All past due principal on this note bears interest at 12% per annum. The difference between the cash received and note amount, or $5,000, was recorded as a debt discount and was amortized to interest expense over the term of the note.

As additional consideration, the Company issued warrants to purchase 160,000 shares of common stock without any additional consideration. Under ASC 815-15 - “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The Company determined the initial relative fair value of the warrants to be $8,976 which was recorded as a debt discount and a derivative liability.

During the year ended August 31, 2014, the Company amortized $13,976 of the debt discount to interest expense. As of August 31, 2014, the total remaining note balance outstanding was $15,000, net of discounts of $0. In addition $4,976 was record as loss on derivative liability resulting from the change in fair value of the conversion features for the year ended August 31, 2014. The derivative liability as of August 31, 2014, was determined to be $4,000. See Note 13.

Kevin Mulhearn – (See Note 18 - Project Collaboration and Profit Sharing Agreement)

On May 31, 2013, the Company issued an unsecured promissory note to Kevin Mulhearn, an accredited investor, (the “May Mulhearn Note”) in an aggregate principal amount equal to $100,000. The May Mulhearn Note accrued simple interest at a rate of 10% per annum and was due and payable six (6) months from the date of its issuance, with the Company able to pay the principal amount in common stock of the Company discounted by 20%. As of August 31, 2013, the total remaining balance outstanding under the May Mulhearn Note was $100,000.

During August 2013, the Company issued an additional unsecured promissory note to Kevin Mulhearn substantially in the form of the May Mulhearn Note in an aggregate principal amount equal to $150,000 (the “August Mulhearn Note”). The August Mulhearn Note was due on demand and bore an interest rate of 0%. As of August 31, 2013, the total remaining balance outstanding under the August Mulhearn Note was $150,000.

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (the “Collaboration Agreement”) with Kevin Mulhearn (see Note 18), at which time the Company reclassified the balances owed on the May Mulhearn Note and August Mulhearn Note of $100,000 and $150,000, respectively, to additional paid-in capital.

On March 5, 2014, the Company entered into an amendment to the Collaboration Agreement that resulted in a reduction in the amount of profit sharing to be received by Mr. Mulhearn in exchange for reinstating a note payable balance of $150,000 (the “Reinstated Note”) by reversing the previously reclassified note amounts (described above) from additional paid-in capital to promissory notes. The Reinstated Note was due on January 31, 2019, and bore interest at 0%.

During the year ended August 31, 2014, the Company issued four additional unsecured promissory notes to Mr. Mulhearn for cash consideration (the (“2014 Mulhearn Notes”) in an aggregate principal amount equal to $189,612. One of these notes was for a principal amount of $60,000, in exchange for $50,000 cash consideration. The difference between the cash received and the note amount, or $10,000, was recorded as a debt discount and was being amortized to interest expense over the term of the note. The notes accrued no interest per annum and were due and payable on January 31, 2019. Payments made prior to August 31, 2014 were to be applied to the outstanding balance by the payment amount multiplied by 2. Any payments made between September 1, 2014 and December 31, 2014 would be applied to the outstanding balance by the payment amount multiplied by 1.75. Any payments made between January 1, 2015 and March 31, 2015, were to be applied to the outstanding balance by the payment amount multiplied by 1.5. Any payments made between April 1, 2015 and June 30, 2015 were to be applied to the outstanding balance by the payment amount multiplied by 1.25; and any payments made after June 30, 2015 were to be applied to the outstanding balance without a multiplier. In the event of default, which would occur if the Company failed to pay when due any principal of the 2014 Mulhearn Notes.

As consideration for the 2014 Mulhearn Notes and along with the Reinstated Note, the Company issued warrants for the purchase of 9,333,333 shares of common stock exercisable without any additional consideration. Under ASC 815-15 - “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The Company determined the initial fair value of the warrants to be $1,287,954 of which $329,612 was recorded as debt discount with the remaining $958,342 recorded as a loss on derivative liability. On March 18, 2014, 5,000,000 warrants were exercised. As a result of the exercise, the Company recorded a reduction in the change in value of derivative liability of $690,000 with an offset to additional paid-in capital. For the year ended August 31, 2014, $489,629 was recorded as a gain on derivative from these warrants resulting from the change in fair value of the warrants. The derivative liability as of August 31, 2014 was determined to be $108,325.

On July 10, 2014, the 2014 Mulhearn Notes, along with the Reinstated Note, were consolidated under one note (the “Consolidated Mulhearn Note”) in the principal amount of $339,612 (See Note 18). The Consolidated Mulhearn Note contains substantially the same terms as the 2014 Mulhearn Notes described above.

During the year ended August 31, 2014, the Company repaid $43,618 of the Consolidated Mulhearn Note and amortized $45,506 of the debt discount to interest expense leaving a remaining debt discount of $284,106. As of August 31, 2014, the total remaining balance outstanding of the Consolidated Mulhearn Note was $11,888, net of discount of $284,106, and was classified as a long term liability in the consolidated balance sheet.

Note 12 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of August 31, 2014 and 2013, the total remaining balance outstanding was $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of August 31, 2014 and 2013, the total remaining balance outstanding was $6,000.

On May 13, 2013, the Company issued a promissory note in an aggregate principal amount equal to $20,000 to a related party. The promissory note accrues simple interest at a rate of 12% per annum and is due on demand. All past-due principal shall bear interest until paid at the maximum non-usurious interest rate that at any time may be contracted for, taken, reserved, charged, or received on the indebtedness evidenced by the promissory note (the Maximum Rate) or, if no Maximum Rate is established by applicable law, at the rate of 15% per annum.

The occurrence of any one of the following events will be deemed an event of default: (a) the Company shall fail to pay when due any principal of the promissory note; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days. The Company also issued 200,000 shares of its common stock to the related party as consideration for issuance of the promissory note. The Company determined the relative fair value of the common stock to be $8,571. As of August 31, 2013, the total remaining balance outstanding under the promissory note was $11,429 net of discount of $8,571. During the year ended August 31, 2014 the Company amortized $8,571 of the debt discount to interest expense. As of August 31, 2014, the total remaining balance outstanding under the promissory note was $20,000 net of discount of $0.

On May 28, 2013, the Company issued a demand promissory note (the “Demand Note”) in an aggregate principal amount equal to $50,000 (the Demand Note Principal Amount) to an accredited investor and related party, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the “Demand Noteholder”) demands repayment (the “Due Date”). Unpaid principal after the Due Date shall accrue interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company’s creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit. As of August 31, 2014 and 2013, the total remaining balance outstanding under the Demand Note was $50,000.

On May 1, 2014, the Company issued an unsecured promissory note in the principal amount of $15,000 to a related party in exchange for $10,000 in cash consideration. The promissory note bears no interest and was due on June 15, 2014. All past due principal on this note bore interest at 12% per annum. The difference between the cash received and note amount, or $5,000, was recorded as a debt discount and was being amortized to interest expense over the term of the note. As additional consideration, the Company issued warrants for the purchase of 160,000 shares of common stock exercisable without any additional consideration. Under ASC 815-15 - “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The Company determined the relative fair value of the warrants to be $8,976. During the fourth quarter of 2014, the Company repaid the debt in full. As of August 31, 2014, the total remaining balance outstanding was $0. During the year ended August 31, 2014, the Company amortized the entire debt discounts of $13,976 to interest expense. In addition $8,976 was recorded as a loss on the derivative liability resulting from settlement of the debt in full.

Note 13 – Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Asher Notes and September Panache Note (described in Notes 9 and 10), does not have a fixed settlement provision because conversion of the Asher Notes and the September Panache Notes will be lowered if the Company issues securities at lower prices in the future.

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

At the date of issuance and as of August 31, 2014 and 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model, assuming maximum value. Maximum value was computed using the stock price on the date of the transaction.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liabilities as of August 31, 2012	$250,970
Record derivative liability as a debt discount	319,441
Change in fair value of derivative liabilities	5,900,560
Settlement of derivative liabilities due to conversion of related notes	(3,896,606)
Derivative liabilities as of August 31, 2013	$2,574,365

Derivative liabilities as of August 31, 2013	$2,574,365
Record derivative liability as a debt discount	519,183
Change in fair value of derivative liabilities	306,535
Loss on settlement of debt	8,000
Settlement of derivative liabilities due to conversion of related notes	(2,399,276)
Derivative liabilities as of August 31, 2014	$1,008,807

Note 14 – Capital Stock

Common Stock

Common Shares Issued for Services from Outside Parties

During the year ended August 31, 2014, the Company issued a total of 3,380,385 shares of common stock at an average per share purchase price of $0.037, or $126,056. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services. The Company recorded $126,056 in general and administrative expenses during the year ended August 31, 2014.

During the year ended August 31, 2013, the Company issued a total of 6,965,616 shares of Common Stock at an average per share purchase price of $0.07, or $474,981. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services. The Company recorded $474,981 in general and administrative expenses during the year ended August 31, 2013.

Common Shares Issued for Employee Compensation

During the year ended August 31, 2014, the Company issued a total of 77,900,000 shares of common stock to its officers as stipulated in their executive employment agreements at an average price of $0.049 or $3,830,500 in the aggregate and was valued at the market price on the respective dates of issuance.

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

Common Shares Issued upon Conversion of Convertibles Notes and Accrued Interest

During the year ended August 31, 2014, the Company issued a total of 14,421,000 shares of common stock at an average conversion price of $0.001 or $14,421 in the aggregate, as final repayment of outstanding senior secured convertible debt, as discussed in Note 7.

During the year ended August 31, 2014, the Company issued a total of 9,100,000 shares of common stock at an average conversion price of $0.001 or $11,193 in the aggregate, as final repayment of outstanding related party convertible debt, as discussed in Note 9.

During the year ended August 31, 2014, the Company issued a total of 11,530,493 shares of common stock at an average conversion price of $0.013 or $152,858 in the aggregate, as partial repayment of outstanding convertible notes, as discussed in Note 10.

During the year ended August 31, 2014, the Company issued a total of 3,691,040 shares of common stock at an average conversion price of $0.04 or $150,414 in the aggregate, as final repayment of outstanding promissory notes, as discussed in Note 11.

During the year ended August 31, 2013, the Company issued a total of 40,704,006 shares of common stock with a fair value of $956,677 to settle $200,699 of convertible notes and accrued interest, resulting in a loss on extinguishment of debt of $755,978.

Common Shares Issued for Cash

During the year ended August 31, 2014, the Company entered into private agreements to sell 5,040,504 shares of the Company’s common stock for $110,000.

During the year ended August 31, 2013, the Company entered into a private agreement to sell 3,875,000 shares of the Company’s common stock for $179,500.

Common Shares Issued as Consideration for Issuance of Promissory Notes

During the year ended August 31, 2014, the Company issued 488,692 shares of common stock as consideration for the issuance of promissory notes at an average price of $0.08 or $40,610 in the aggregate. See Note 11.

During the year ended August 31, 2013, in consideration of a note holder providing the Company with a loan in the principal amount of $20,000 (See Note 12), the Company issued an aggregate of 200,000 shares of common stock. The relative fair value of the share was $8,571 was recorded as debt discount and included in promissory notes on the consolidated balance sheets.

Shares Issued per Collaboration Agreement

On October 2, 2013 the Company entered into a Collaboration Agreement (see Note18). Per the terms of the Collaboration Agreement the Company issued 500,000 shares of its common stock, at $0.001 par value, as partial consideration for the investor to enter into the Collaboration Agreement.

Common Stock Issued for Settlement of Accounts Payable

During the year ended August 31, 2014, the Company issued a total of 1,240,018 shares of common stock at an average price of $0.076 or $82,400 in the aggregate, for payment of outstanding trade accounts payable balances.

Common Stock Issued for Exercise of Warrants

During the year ended August 31, 2014, the Company issued a total of 5,000,000 shares of common stock on the exercise of warrants from outside third parties. The warrants were issued on a cashless basis without any additional consideration received. (See Note 15).

Cancellation of Common Stock

During the year ended August 31, 2014, the Company cancelled 1,100,000 shares of common stock issued to employees in prior years. The cancellation of shares was recorded at par value of $1,100.

Common Shares Payable

Common shares payable represents contractual obligations incurred by the Company to issue common shares. The liability represents shares that have been earned but not yet issued either in certificate, electronic or book entry form.

	August 31, 2014		August 31, 2013
	Shares	Amount	Shares	Amount
Share due to employees	20,800,000	$661,200	-	$-
Shares due to debtholders	2,500,000	25,000	-	-
Shares due to consultants	150,000	4,050	-	-
	23,450,000	$690,250	-	$-

Note 15 – Stock Options and Warrants

There were no stock options issued or outstanding for the year ended August 31, 2013.

A summary of stock option activity for the year ended August 31, 2014 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance outstanding, August 31, 2013	-	$-
Options granted	35,000,000	-
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, August 31, 2014	35,000,000	$-
Balance exercisable, August 31, 2014	35,000,000	$-

Information relating to outstanding stock options at August 31, 2014, summarized by exercise price is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	35,000,000	1.6	$-	35,000,000	$-

The aggregate intrinsic value of the options outstanding at August 31, 2014, was $875,000.

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

Warrants

Summary of Warrants

There were no warrants issued or outstanding for the year ended August 31, 2013.

A summary of warrant activity for the year ended August 31, 2014 is as follows:

		Weighted
		Average
	Number	Exercise
	of Warrants	Price
Balance outstanding, August 31, 2013	-	$-
Warrants granted	14,807,333	-
Warrants exercised	(5,000,000)	-
Warrants expired or forfeited	-	-
Balance outstanding, August 31, 2014	9,807,333	$-
Balance exercisable, August 31, 2014	9,807,333	$-

Information relating to outstanding warrants at August 31, 2014, summarized by exercise price is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	9,807,333	1.6	$-	9,807,333	$-

The aggregate intrinsic value of outstanding warrants as of August 31, 2014, was $245,183.

Warrants Issued to Outside Parties

During the year ended August 31, 2014, the Company issued 14,807,333 warrants as additional consideration for investors’ purchases of shares of common stock for cash, for entering into certain notes payable transaction, and as additional consideration for debt conversions (see Notes 10-12). The warrants vest immediately, have a two year life and are exercisable with no further consideration. 5,000,000 warrants were exercised during the year ended August 31, 2014. The outstanding warrants have the following exercise terms:

a.	80,000 warrants are exercisable on the earlier of 1) 6 months after issue or,
2) average Volume Weighted Average Price (VWAP) for 3 days equals or exceeds $0.50 per share

b.	480,000 warrants are exercisable on the earlier of 1) 6 months after issue or.
2) average VWAP for 3 days equals or exceeds $0.25 per share.

c.	3,700,000 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.50 per share.

d.	833,333 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.25 per share.

e.	150,000 warrants are exercisable on the earlier of 1) 6 months after Issue or.
2) average VWA P for 3 days equals or exceeds $0.10 per share.

f.	4,564,000 warrants are exercisable at 30% discount to the VWAP for the 20days prior to exercise.

Note 16 – Management Services and Business Furniture and Equipment Lease Agreements

In connection with the operations of a dispensary in California, we entered into the following agreements with Sean Ridgley (“Ridgley”) during the year ended August 31, 2014.

Management Services Agreement. On May 26, 2014, the Company entered into a management services agreement with Sean Ridgley (“Ridgley”) (the “Ridgley Management Agreement”) whereby Ridgley appointed the Company as its sole and exclusive agent for the management of the business affairs of Ridgley’s business (the “Business”). Ridgley plans to operate a dispensary in California. Ridgley agreed to pay the Company $75,000 per month. The term of the agreement is for an initial term of five years and will be automatically renewed for three successive five year periods. Under the terms of the Ridgley Management Agreement, the Company agreed to arrange for the Business to lease, acquire, or otherwise procure a location reasonably acceptable to the Business and operate such business under the name The Natural Way of LA. The Company will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by the Company for the operation of the Business. The Company will provide or arrange for all printing, stationery, forms, postage, duplication or photocopying services, payroll, and other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection. The Company has granted Ridgley a non-assignable, non-transferable license solely to use The Natural Way of LA service mark, consistent with the terms and conditions of the Agreement and use such service mark to identify, advertise, and otherwise promote a retail business within the geographic territory of the State of California. (See Note 20).

Business Furniture and Equipment Lease Agreement. Under the terms of the Business Furniture and Equipment Lease Agreement, we agreed to lease to Ridgley effective as of June 1, 2014 the business furnishings, equipment, and all related software and materials related to the former operations of The Natural Way of LA. We are responsible for maintaining the equipment and other items included under the lease in good operating condition and repair except for repairs necessitated by damage to such items by Ridgley or his employees, agents, and assigns. The agreement has an initial term of five years and automatically renews for three additional periods of five years unless terminated as provided in the Agreement. Ridgley is obligated to pay us $8,333.33 per month on the first day of each month during the term of the agreement. (See Note 20).

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

Note 17 – Commitments and Contingencies

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

In July 2014, the Company received a judgment in its favor whereby the debt was discharged. (See Note 8).

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

The Natural Way Agreement

On May 12, 2014, we acquired certain assets from The Natural Way of LA, LLC, and all rights, title and interest in the assets (excluding the assumption of any of the seller’s liabilities). The acquisition excluded the purchase of any assets which are illegal under the federal “Controlled Substances Act” in connection with the operation of businesses in the marijuana-related industry.

The purchase price for the assets was comprised of two components: (1) a fixed amount and (2) Contingent Additional Payments. The fixed amount of $45,000 was paid as of May 31, 2014 and is included in property and equipment in the consolidated balance sheets. The amount of the Contingent Additional Payments are based on the milestones listed in the description of the Due Diligence Period, which amount of contingent payments shall be a combination of our restricted common stock and/or cash, as more particularly described in the Asset Purchase Agreement (“APA”). As set forth in the APA, these Contingent Additional Payments have a current stated value of $630,000.

Letter of Intent to Acquire the Assets of a Licensed Medical Marijuana Dispensary – Purchase Option

On March 21, 2014, the Company executed a letter of intent (LOI) to acquire the assets of a licensed medical marijuana dispensary on Melrose Avenue in Los Angeles. Under terms of the LOI the Company was required to pay $75,000 of earnest money upon execution of the LOI. On May 15, 2014, an amendment to the LOI was entered into under which the earnest money provision of the LOI agreement was removed. On May 15, 2014, the Company also entered into a consulting agreement with the owner of the assets to assist in the acquisition transition process. For the year ended August 31, 2014, the Company paid consulting fees of $48,860 under this agreement. The consulting fees are included in general and administrative expenses in the accompanying consolidated statement of operation.

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

Note 18 – Project Collaboration and Profit Sharing Agreement

On October 2, 2013 the Company entered into a Project Collaboration and Profit Sharing Agreement (“Collaboration Agreement”) with Kevin Mulhearn (“Mulhearn”). The purpose of the Collaboration Agreement was to provide the Company with finance, development and marketing services for the launch of its Shop4Equality marketing program. The Investor contributed $550,000, of which $450,000 was received during the year ended August 31, 2013 (See Notes 10 and 11) and $100,000 was received during the year ended August 31, 2014. The Mulhearn agreed to cancel $557,000 of promissory notes with accrued interest owed by the Company. On March 5, 2014, the Company entered into a Second Amendment to the Collaboration Agreement.

The Second Amendment resulted in a reduction in the amount of profit sharing for Mulhearn in exchange for reinstating the balance owed of $150,000, at an interest rate of $0 and due on January 31, 2019. The Company reinstated the balance owed of $150,000 by reversing the reclassified from additional paid in capital to long term promissory notes on the consolidated balance sheets. Additionally, the Company issued 500,000 shares of its common stock, at par value, as partial consideration for the Mulhearn to enter into the Second Amendment. Mulhearn also acquired 5,100,000 shares of the Company’s common stock from a third party in a separate transaction as of the date of the agreement.

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

The obligations of the Company were guaranteed and secured by the assets of the Company including the name Shop4Equality and the related URL, all URLs owned by the Company, all software owned by the Company, all contracts between the Company and partner organizations, and all cash and receivables of the Company.

During the year ended August 31, 2014, the Company reclassified the $300,000, plus interest of $7,000 received from convertible and promissory notes to additional paid in capital.

On July 10, 2014, the Company issued an unsecured consolidated promissory note to Kevin Mulhearn in the principal amount of $339,612 (see Note 11). The consolidated promissory note represents the consolidation of the principal balance, together with all interest, costs, and fees due under promissory notes previously issued by the Company to Mr. Mulhearn.

In addition to representing the agreed on consolidated amount due under the Prior Notes, the October 2, 2013 Project Collaboration and Profit Sharing Agreement entered into between the Company and Mr. Mulhearn, as amended on March 6, 2014 was hereby terminated.

Note 19 – Income Taxes

As of August 31, 2014 and 2013, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred tax assets. Net operating loss carry forwards were $10,446,386 and $3,785,284 as of August 31, 2014 and 2013 and will begin expiring in 2030.

Deferred tax assets consisted of the following as of August 31, 2014 and 2013:

	2014	2013
Net operating losses	$2,208,273	$1,324,849
Valuation allowance	(2,208,273)	(1,324,849)
Net deferred tax assets	$-	$-

Note 20 – Subsequent Events

Issuance of Unregistered Shares of Common Stock

On September 2, 2014, the Company issued to a certain unaffiliated party a total of 1,650,000 shares of its restricted common stock valued at $0.018 as a direct investment per a Securities Purchase Agreement.

On September 15, 2014, pursuant to a warrant right the Company issued to Eric Kotch (the Company’s former CFO), a total of 15,000,000 shares of its restricted common stock valued at $0.05. The warrant was exercisable at the earlier to occur of (i) six months from issuance; or (ii) after any three consecutive days where the weighted average share price exceeded $0.50 and was to expire two years from the date of issuance.

On September 15, 2014, the Company issued to current officers of the Company, pursuant to various warrant rights, a total of 20,000,000 shares of its restricted common stock valued at $0.001. The warrants were exercisable at the earlier of six months from issuance or after any three consecutive days where the weighted average share price exceeded $0.50 and were to expire two years from the date of issuance.

On September 18, 2014, the Company issued to a certain unaffiliated party a total of 344,500 shares of its restricted common stock valued at $0.001 as a signing bonus on a management consulting agreement.

On October 15, 2014, the Company issued to a certain unaffiliated party a total of 267,857 shares of its restricted common stock per terms of the consulting agreement.

On October 21, 2014, the Company issued to a certain unaffiliated party a total of 3,571,428 shares of its restricted common stock valued at $0.0084 per share as a direct investment per a Securities Purchase Agreement.

On October 21, 2014, the Company issued to a certain unaffiliated party a total of 3,571,428 shares of its restricted common stock valued at $0.0084 per share as a direct investment per a Securities Purchase Agreement.

On October 22, 2014, the Company issued to TCA Global Credit Master Fund LP a total of 15,284,916 shares of its restricted common stock valued at $0.0122 as a direct investment per a Securities Purchase Agreement.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement.

On October 27, 2014, the Company issued a total of 6,287,370 shares of its restricted common stock upon conversion of approximately $50,000 principal and accrued interest held by certain assignees of the Panache debt.

On November 11, 2014, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 10,050,000 shares of its restricted common stock valued at $0.001.

On November 15, 2014, the Company issued to a certain unaffiliated party a total of 107,143 shares of its restricted common stock per terms of the consulting agreement.

On November 17, 2014, the Company issued a total of 284,900 shares of its common stock upon conversion of $5,000 principal amount of the Company’s debt.

On November 21, 2014, the Company issued a total of 601,074 shares of its common stock upon conversion of $10,549 principal and interest of the Company’s debt.

On November 21, 2014, the Company issued a total of 2,716,749 shares of its restricted common stock upon conversion of approximately $41,000 principal and accrued interest held by an assignee of the Panache debt.

On December 2, 2014, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 10,050,000 shares of its restricted common stock valued at $0.001.

On December 3, 2014, the Company issued to a certain unaffiliated party a total of 250,000 shares of its restricted common stock per terms of a consulting agreement.

On December 5, 2014, the Company issued a total of 867,402 shares of its common stock upon conversion of $15,674 principal and interest of the Company’s debt.

On December 8, 2014, the Company issued a total of 498,063 shares of its common stock upon conversion of $9,000 principal amount of the Company’s debt.

On December 10, 2014, the Company issued a total of 608,744 shares of its common stock upon conversion of $11,000 principal amount of the Company’s debt.

Debt Issuances

On September 3, 2014, the Company issued an unsecured convertible promissory note to an accredited investor in the principal amount of $100,000. The note bears interest at 12% per annum. The note matures on March 1, 2015. At any time or times from the issuance date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 45% discount to the lowest daily trading prices for the ten previous trading days to the date of conversion.

On September 8, 2014, the Company received the second Tranche of funding under the Typenex note in the amount of $63,418 in exchange for a promissory note in the amount of $66,250. See Note 10.

On September15, 2014, the Company entered into an agreement with Kevin Mulhearn (see Note 11), under which Mr. Mulhearn agreed to reduce the amount then due under the Mulhearn Consolidated Note to $125,000.

On October 20, 2014 (the “TCA Effective Date”), we borrowed an initial $1,900,000.00 from TCA Global Credit Master Fund, LP (“TCA”) and issued a senior secured convertible redeemable debenture to TCA in the original principal amount of $1,900,000.00 (the “TCA Debenture”) pursuant to the terms of a securities purchase agreement we entered into with TCA (the “TCA SPA”). We agreed to borrow up to maximum of $5,000,000.00 in one or more closings in TCA’s sole discretion (each a “Funding”) under the TCA SPA. Our subsidiaries, Office Supply Line, Inc., OSL Diversity Marketplace, Inc., OSL Rewards Corporation, and Go Green Hydroponics Inc. (“GGH”) (collectively the “Subsidiary Guarantors”) signed the TCA SPA as joint and several guarantors. We agreed to issue $223,500.00 worth of our unregistered shares of common stock to TCA upon the TCA Effective Date, in exchange for advisory services previously provided to us, with the price per share valued at the lowest volume weighted average price for our common stock for the 5 business days immediately prior to the TCA Effective Date (the “TCA Initial Shares”). We agreed to issue additional shares of our unregistered common stock to TCA in the event that TCA does not realize $223,500.00 of net proceeds from the sale of the TCA Initial Shares. The amount of additional shares issued would only be the amount required for TCA to meet the $223,500.00 threshold upon their sale. If after twelve months, TCA has not realized net proceeds totaling $223,500.00 from the sale of the TCA Initial Shares, and the additional shares if applicable, then we agreed to redeem TCA’s remaining shares upon written notice for an amount sufficient for TCA to reach the $223,500.00 threshold. Further, we agreed to pay a 2% transaction fee to TCA for each Funding, which will be subtracted from the principal amount of each respective Funding, as well as a one-time due diligence fee of $8,000.00 and legal fees of $15,000.00 to TCA. The TCA SPA also contains additional covenants, representations, conditions precedent, and other provisions that are customary of securities purchase agreements.

We used $1,800,000.00 from the issuance of the TCA Debenture to finance our purchase of GGH. The TCA Debenture bears interest at the rate of 11% per annum, has a maturity date of October 20, 2015 (“TCA Maturity Date”), and was funded by TCA in cash on October 20, 2014. We may redeem the TCA Debenture at any time prior to the TCA Maturity Date, by giving written notice to TCA three business days beforehand, and by paying the entire outstanding amount plus related fees on the third business day. We agreed to make monthly payments of principal, interest, and a redemption premium in the amount of $11,400.00, subject to a 5% late charge if we do not pay within the 5 day grace period of each monthly payment.

The interest rate under the TCA Debenture will increase to 18% per annum, and TCA may accelerate full repayment of the TCA Debenture upon the occurrence of an event of default. An event of default includes, but is not limited to: (i) our failure to pay any amount due under the TCA Debenture, (ii) an assignment by us for the benefit of our creditors, (iii) any court order appointing a receiver, liquidator, or trustee for us (subject to a 30 day cure period), (iv) any court order adjudicating us insolvent (subject to a 30 day cure period), (v) our filing of a bankruptcy petition, (vi) the filing of a bankruptcy petition against us (subject to a 30 day cure period), (vii) we admit we cannot pay our debts, or (vii) we breach the TCA Debenture or TCA SPA (each a “TCA Event of Default”).

The TCA Debenture is convertible by TCA into shares of our common stock at any time while the TCA Debenture is outstanding, if agreed upon by us and TCA, or in TCA’s sole discretion upon a TCA Event of Default. If a TCA Event of Default occurs, TCA may convert the TCA Debenture at the conversion price for each share of 85% multiplied by the lowest volume weighted average price for our common stock during the 5 trading days prior to the relevant notice of conversion (“TCA Conversion Price”). The TCA Conversion Price is subject to adjustment upon certain events, including but not limited to stock splits, dividends, the sale of all or substantially all of our assets, reclassification of our common stock, and our effectuation of a merger or consolidation. TCA does not have the right to convert the TCA Debenture into our common stock if such conversion would result in TCA’s beneficial ownership exceeding 4.99% of our outstanding common stock at that time. During the time that the TCA Debenture is outstanding, we have agreed to reserve the total number of our common stock that would be issuable if the entire TCA Debenture was converted at that time. The TCA Debenture also contains waiver, notice, and assignment provisions that are customary of convertible debentures.

The TCA SPA, TCA Debenture, and all future debentures issued pursuant to the TCA SPA are guaranteed by the Subsidiary Guarantors pursuant to separately signed guaranty agreements (the “TCA Guaranty Agreements”). The TCA Guaranty Agreements contain representations, warranties, covenants, and other provisions that are customary of guaranty agreements. The TCA SPA, TCA Debenture, and all future debentures issued pursuant to the TCA SPA are secured by a security interest in all of the Subsidiary Guarantors’ assets, whether now existing or hereafter acquired, pursuant to separately signed security agreements (the “TCA Security Agreements”). The TCA Guaranty Agreements contain representations, warranties, covenants, and other provisions that are customary of security agreements.

We, as well as Robert Rothenberg (“Rothenberg”), our Chief Executive Officer, and Eli Feder (“Feder”), our Chief Corporate Development Officer and Director, and Steve Gormley (“Gormley”), our Chief Business Development Officer and Director (collectively, the “Pledging Parties”), have signed pledge agreements (the “TCA Pledge Agreements”), whereby the Pledging Parties pledged to TCA as additional security for the TCA Debenture all of their right, title and interest in, and provided a first priority lien and security interest on (i) all outstanding shares of common stock of the Subsidiary Gurantors owned by us and (ii) a total of 60,000,000 shares of our common stock owned by the Pledging Parties.

Acquisition of Go Green Hydroponics Inc.

On October 20, 2014 (“GGH Closing Date”), OSL Holdings Inc. (“we,” “us,” “our,” or “Company”) entered into and completed the closing of a stock purchase agreement (the “Malinovitz SPA”) with Jeffrey Malinovitz (“Malinovitz”) and Go Green Hydroponics Inc. (“GGH”), whereby we completed the purchase of 750 shares of GGH’s common stock from Malinovitz, representing 50% of GGH’s outstanding shares, for a total of $900,000.00 (the “Malinovitz Purchase Price”). GGH is a hydroponics, indoor gardening and cultivation supply retail operation, located in Los Angeles, California, specializing in the sale of hydroponic cultivation equipment, mineral nutrient solutions and gardening resources and equipment.

The Malinovitz Purchase Price was paid on the GGH Closing Date as follows: (i) $800,000.00 to Malinovitz and (ii) $100,000.00 (the “Malinovitz Holdback Funds”) to Ingber & Associates (the “Escrow Agent”). In the event that GGH’s final net liquid working capital is less than $235,000.00 (the “NLWC Amount”) on the GGH Closing Date, the Malinovitz Purchase Price will be decreased by 50% multiplied by the difference between $235,000.00 and the NLWC Amount on the GGH Closing Date, with the maximum amount of decrease equal to the Malinovitz Holdback Funds. Net liquid working capital means the difference between (x) the GGH’s Liquid Current Assets (defined below), and (y) the DDH’s Immediately Due Current Liabilities (defined hereafter). The phrase, “Liquid Current Assets” means cash and near-cash assets immediately convertible into cash, and the phrase “Immediately Due Current Liabilities” means GGH’s current liabilities that are due and owing on or before October 31, 2014, as well as all credit card charges on all Company credit cards as of the Closing date, whether or not same are reflected upon the balance sheet as of the Closing Date and whether or not same are technically due in accordance with the terms of such credit cards to be paid by GGH on or before October 31, 2014, in each instance as determined in accordance with GAAP. GGH’s accounts receivable are not deemed Liquid Current Assets.

The Company’s completion of the acquisition was conditioned upon the sale by Jason Babadjov (“Babadjov”) of his 50% interest in GGH to us. The Malinovitz SPA also contains additional covenants, representations, warranties, conditions precedent, and other provisions that are customary of stock purchase agreements including Malinovitz’ agreement to refrain from competing with GGH for a period of two years after the GGH Closing Date.

On October 20, 2014, GGH entered into an employment agreement with Malinovitz as Vice President of Marketing of GGH (the “Malinovitz Employment Agreement”). The Malinovitz Employment Agreement provides for a base salary of $250,000.00 annually. In addition, Malinovitz is entitled to participate in GGH’s profit sharing program, including profit allocation for 2014 provided the Malinovitz Employment Agreement is in effect on December 31, 2014. The Malinovitz Employment Agreement provides for a 1 year term, ending on October 20, 2015 (the “Malinovitz Employment Term”). Malinovitz’s duties include but are not limited to the marketing of GGH and its products. The Malinovitz Employment Agreement may be terminated by GGH in the event of Malinovitz’ disability, on 90 days written notice by GGH any time after January 1, 2015, for cause as defined in the agreement. The Malinovitz Employment Agreement may be terminated by Malinovitz in the event of a change of control of GGH, constructive termination as defined in the agreement or voluntarily without reason. In the event of termination by GGH except for cause or by Malinovitz voluntarily, Malinovitz is entitled to (a) any accrued and unpaid Guaranteed Salary, payment of any accrued and unused PTO, and payment of two (2) additional weeks of additional Base pay; (b) the issuance of any profit sharing up until date of termination. Malinovitz agreed to refrain from competing with GGH or soliciting its customers and employees during the term of his employment with GGH as well as additional covenants and other provisions that are customary of employment agreements. The Company guaranteed the obligations of GGH under the Malinovitz Employment Agreement.

Simultaneously, on the GGH Closing Date, we entered into and completed the closing of a stock purchase agreement with Babadjov and GGH (the “Babadjov SPA”), whereby we agreed to purchase 750 shares of GGH’s common stock from Babadjov, representing 50% of GGH’s outstanding shares, for a total of $900,000.00 (the “Babadjov Purchase Price”). The Babadjov Purchase Price was paid as follows: (i) $800,000.00 to Babadjov and (ii) $100,000.00 (the “Holdback Funds”) to Ingber & Associates (the “Escrow Agent”). In the event that GGH’s final net liquid working capital is less than the NLWC Amount on the GGH Closing Date, the Babadjov Purchase Price will be decreased by 50% multiplied by the difference between $235,000.00 and the NLWC Amount on the GGH Closing Date, with the maximum amount of decrease equal to the Babadjov Holdback Funds. The Babadjov SPA was expressly conditional upon the simultaneous sale by Malinovitz of his 50% interest in GGH to us. The Babadjov SPA also contains additional covenants, representations, warranties, conditions precedent, and other provisions that are customary of stock purchase agreements including Babadjov’s agreement to refrain from competing with GGH for a period of two years after the GGH Closing Date.

Upon closing of the above transactions with Malinovitz and Babadjov, we acquired 100% of GGH, and thus GGH is now our wholly-owned subsidiary. Pursuant to the Malinovitz SPA and Babadjov SPA, we assumed GGH’s lease of the property located at 15721 Ventura Boulevard, Encino, California.

On October 20, 2014, we appointed Babadjov as Vice President of Operations of GGH, pursuant to an employment agreement (the “Babadjov Employment Agreement”), which provides for a base salary of $120,000.00 annually. The Babadjov Employment Agreement provides for an initial 1 year term (the “Babadjov Initial Term”), and automatic renewal for two successive 1 year terms, unless we give Babadjov notice of termination between 30 and 90 days before the end of the relevant yearly term. We also agreed to pay Babadjov a guaranteed bonus of $250,000.00 payable monthly over the Initial term. In addition, Babadjov is entitled to participate in GGH’s benefit and welfare plans that are generally available to other employees. Babadjov’s duties include but are not limited to overseeing all of GGH’s day to day operations, evaluating GGH’s marketing plans and products, and reviewing GGH’s financial performance. Babadjov agreed to refrain from competing with GGH or soliciting its customers and employees during the term of his employment with GGH as well as additional covenants and other provisions that are customary of employment agreements. The Company guaranteed the obligations of GGH under the Babadjov Employment Agreement.

Joint Venture

On November 25, 2014, the Company entered into a joint venture agreement with Alpha Equity Group, LLC. The joint venture is to be called Gold is Green, LLC. This company plans to acquire commercial real property for lease to growers, processors, manufacturers, sellers and distributors of cannabis products in a manner that is legal under state and local ordinances in all of its legal forms including but not limited to medicinal cannabis. Upon completion of the joint venture agreement, OSL will receive a 49% equity interest in Gold is Green for its identification of zone complaint locations, lease holders, negotiation of purchase and management of leaseholder relationships. Alpha Equity Group will arrange financing for its interest in Gold is Green. Gold is Green signed its first Purchase Sales Agreement on October 31, 2014 to acquire a multi-tenant commercial retail building consisting of approximately 17,692 square feet in Torrance, California for $6.3 million. The building is zone compliant for the operation of a legal medical marijuana collective. The closing on this property is subject to completion of financing, a property inspection and additional conditions, representations and warranties that are customary of real estate purchase and sale agreements.

