Form 10-K/A
period 2014-08-31
OSL HOLDINGS, INC.
filed 2014-12-19
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2014: $5,639,546

Number of the issuer’s Common Stock outstanding as of December 15, 2014: 363,325,650

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2014

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate the previously filed Annual Report on Form 10-K of OSL Holdings Inc. for the year ended August 31, 2014, filed with the Securities and Exchange Commission on December 16, 2014 (the “Original Form 10-K”), to clarify, enhance, include and correct disclosures and ensure internal consistency within certain items of the Original Form 10-K that were inadvertently omitted or reported in error. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended Part 1 Items 1 and 3, Part II Items 5, 7 and 8, Part III Items 10, 11, 12 and 14 and the Signature Page of the Original Form 10-K as set forth in this Amendment. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

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

Equality Rewards’ current business operations have created a transactional network that brings together brands, distributors, wholesalers, retailers (both online commerce and “brick and mortar” stores) and consumers’ audiences to accelerate commerce and value. The goal is to take advantage of these cross platforms (the ability to purchase products online, through mobile device, or at retail stores), cross channel (the different channels that purchases occur in such as business to business (“B2B”), business to consumer (“B2C”), and public sectors (such as local, state and federal governments) and cross vertical (the motivation behind the purchase such as a diversity purchase, purchase to benefit a non-profit, or sustainability purchase of green products) commerce companies to enhance the overall offering of each.

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

On May 26, 2014, OSL Holdings executed a five-year agreement to provide a comprehensive suite of services to a Los Angeles client looking to enter the legal, licensed cannabis business in the future within the Los Angeles, California market. Under the terms of the agreement, OSL is contracted to provide plans to create new retail experiences, generate operational guidelines and strategy documents as well as create “launch” or grand opening scenarios with marketing outreach and segmentation strategies. OSL Holdings also provides future infrastructure planning and future operational support documents. These documents and future planning services come in the form of documents that explain how to leverage facilities, efficiency technologies, operations guides, accounting software, genetics, and customer service know-how. OSL Holdings also leases general retail and office equipment not directly used in the production or processing of cannabis, and other similar activities. OSL Holdings operational support comes in the form of retail know-how, accounting and billing services, as well as operations and point-of-sale (POS) software. At no time will OSL grow, process, own, handle, or sell cannabis, or the equipment used for these purposes.

In March 2014 we entered into an agreement with Anthony J. Tucci and Matt Cohen to provide advisory services to us related to the legal marijuana business and an agreement with Natural Way of L.A. (“Natural Way”) to participate in our Equality Rewards program. In May 2014 we entered into an Asset Purchase Agreement with Natural Way pursuant to which we acquired certain operational assets related to its dispensary business. On October 24, 2014, we entered into a Settlement and Release Agreement with Natural Way, Matt Cohen, Nancy Cohen and Mr. Tucci (the “Settlement Agreement”) following a July 2014 lawsuit filed by Natural Way against us and Mr. Tucci. Although we believed that our defense and potential counterclaims in this case were substantial, we elected to enter into a settlement agreement due to the inherent unpredictable nature of litigation. The Settlement Agreement resolved Natural Way’s claims against us and Mr. Tucci and effectively terminated all of the agreements we had entered into with Natural Way, Mr. Tucci and Mr. Cohen. In addition, the Settlement Agreement provided for mutual releases of claims by each of the parties to the agreement and in November 2014 we returned to Natural Way the assets we acquired from it under the May 2014 Asset Purchase Agreement.

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

David Marshall Grant is a Tony nominated actor with many Broadway, Television and Film Credits, including Angels in America, American Fliers, Bat 21, The Devil Wears Prada, thirty something, Chicago Hope, Law & Order, and Alias As a television writer and producer David has worked on numerous shows, including Brothers & Sisters, Smash and Nashville.

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

We are presently accepting investment capital and financing to effectuate OSL Medical Services’ accretive acquisition strategy.

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

Employees

As of August 31, 2014, we had four full-time employees.

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

Office Supply Line, Inc. (“OSL”), our wholly owned subsidiary, was incorporated pursuant to the laws of the State of Nevada on September 16, 2010.

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

Item 2. Properties

Our principal executive office is comprised of approximately 200 square feet of office space located at 1669 Edgewood Rd., Yardley, PA 19067, pursuant to a month-to-month lease. We pay rent for this office in the amount of $650 per month. We also lease space at 7 Merritt Parkway, Norwalk, CT 06854. We pay rent for this office in the amount of $565 per month. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

The Natural Way of L.A. On July 9, 2014, The Natural Way of L.A. (“Natural Way”) filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC 551064) alleging that Anthony J. Tucci and OSL Holdings Inc. (collectively, the “Defendants”) converted for their own use the property of Natural Way. In the course of settlement negotiations after the filing of the lawsuit, we asserted our rights to ownership of the Natural Way assets. Although we believed that our defense and potential counterclaims in this case were substantial, we elected to enter into a settlement agreement due to the inherent unpredictable nature of litigation. On October 24, 2014, Natural Way, the Defendants, Matt Cohen and Nancy Cohen entered into a Settlement and Release Agreement (the “Settlement Agreement”) settling Natural Way’s claims against the Defendants and effectively terminating a March 6, 2014 agreement we entered into with Messrs. Tucci and Cohen to provide advisory services to us related to the legal marijuana business, Natural Way’s agreement to participate in our Equality Rewards program and the May 2014 Asset Purchase Agreement we entered into with Natural Way pursuant to which we acquired certain operational assets related to its dispensary business. In addition, the Settlement Agreement provided for mutual releases of claims by each of the parties to the agreement and in November 2014 we returned to Natural Way the assets we acquired from it under the May 2014 Asset Purchase Agreement.

Moscowitz/Lou Ross Holdings, LLC - On June 20, 2014, Marc Moscowitz filed a Complaint in the Supreme Court of the State of New York for Rockland County (Index No. 032738/14) against the Company seeking judgment in favor of Mr. Moscowitz in the amount of $30,000 with interest from August 7, 2011 as to $24,000 and interest from April 13, 2013 as to $6,000 and attorney’s fees and expenses as a result of the Company’s alleged failure to pay such amounts to the plaintiff due under two promissory notes issued by the Company in favor of Mr. Moscowitz. On June 25, 2014, Mr. Moscowitz and Lou Ross Holdings, LLC filed a Notice of Motion for Summary Judgment in Lieu of Complaint in the Supreme Court of the State of New York for Rockland County (Index No. 032742/2014) against the Company seeking judgment in favor of Mr. Moscowitz in the amount of $50,000 with interest from May 24, 2013 at the rate of 12% per annum and a judgment in favor of Lou Ross Holdings, LLC in the amount of $10,000 with interest from May 15, 2013 at the rate of 12% per annum and attorney’s fees and expenses as a result of the Company’s alleged failure to pay such amounts to the plaintiffs due under a promissory note issued by the Company in favor of the respective plaintiffs. On September 15, 2014 the parties signed a Stipulation of Settlement whereby the Company agreed to pay Moscowitz the sum of $62,000 and Lou Ross the sum of $10,000. Although the Company paid Mr. Moscowitz and Lou Ross Holdings, LLC $10,000, it did not pay the full $72,000 and on December 11, 2014 the Court entered a judgment in the sum of $77,000 together with interest from September 15, 2014 together with the costs and disbursements of this action. The Company is seeking to have the ordered amended to reflect the balance due based on the $10,000 payment made.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is traded on The OTCQB tier of the OTC Markets under the symbol “OSLH.” As of December 15, 2014, 363,325,650 shares of our common stock were issued and outstanding. The Company is not authorized to issue preferred shares.

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

On October 21, 2014, the Company issued to an unaffiliated party a total of 3,571,428 shares of its restricted common stock valued at $0.0084 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

On October 21, 2014, the Company issued to an unaffiliated party a total of 3,571,428 shares of its restricted common stock valued at $0.0084 per share as a direct investment pursuant to the terms of a Securities Purchase Agreement.

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

On November 15, 2014, the Company issued to an unaffiliated party a total of 107,143 shares of its restricted common stock pursuant to the terms of a consulting agreement.

On November 17, 2014, the Company issued a total of 284,900 shares of its common stock upon conversion of $5,000 principal amount of the Company’s debt.

On November 21, 2014, the Company issued a total of 601,074 shares of its common stock upon conversion of $10,549 principal and interest of the Company’s debt.

On November 21, 2014, the Company issued a total of 2,716,749 shares of its unrestricted common stock upon conversion of approximately $41,000 principal and accrued interest held by an assignee of the Panache debt.

On December 2, 2014, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 10,050,000 shares of its restricted common stock valued at $0.001 per share.

On December 3 2014, the Company issued to an unaffiliated party a total of 250,000 shares of its restricted common stock pursuant to the terms of a consulting agreement.

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

Recent Developments

On May 26, 2014, we entered into a Management Services Agreement with Sean Ridgley (“Ridgley”) who agreed to pay us $75,000 per month to act as his sole and exclusive agent for the management of the business affairs of Ridgley’s business. Under the terms of this agreement, we will arrange for the business to lease, acquire, or otherwise procure a location reasonably acceptable to the business. We will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by us for the operation of the business. We will provide or arrange for all printing, stationery, forms, postage, duplication or photocopying services, payroll, other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection and certain advertising and promotion services.

On July 9, 2014, The Natural Way of L.A. (“Natural Way”) filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC 551064) alleging that Anthony J. Tucci and OSL Holdings Inc. (collectively, the “Defendants”) converted for their own use the property of Natural Way. In the course of settlement negotiations after the filing of the lawsuit, we asserted our rights to ownership of the Natural Way assets. Although we believed that our defense and potential counterclaims in this case were substantial, we elected to enter into a settlement agreement due to the inherent unpredictable nature of litigation. On October 24, 2014, Natural Way, the Defendants, Matt Cohen and Nancy Cohen entered into a Settlement and Release Agreement (the “Settlement Agreement”) settling Natural Way’s claims against the Defendants and effectively terminating a March 6, 2014 agreement we entered into with Messrs. Tucci and Cohen to provide advisory services to us related to the legal marijuana business, Natural Way’s agreement to participate in our Equality Rewards program and the May 2014 Asset Purchase Agreement we entered into with Natural Way pursuant to which we acquired certain operational assets related to its dispensary business. In addition, the Settlement Agreement provided for mutual releases of claims by each of the parties to the agreement and in November 2014 we returned to Natural Way the assets we acquired from it under the May 2014 Asset Purchase Agreement.

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

Results of Operations

Comparison of the Year Ended August 31, 2014 and 2013

Revenues

Revenues from management fees were $225,000 for the year ended August 31, 2014. Revenue was derived from our Management Services Agreement with Sean Ridgeley as outlined in Exhibit 10.44.

General and Administrative

General and administrative expenses increased $2,959,354 to $6,485,713 for the year ended August 31, 2014, from $3,526,359 for year ended August 31, 2013. The increase was primarily related to increases in non-cash stock based compensation expense related to common shares issued to Company executives as bonuses or as part of their employment agreements entered into in January 2014 in the amount of $2,740,470. In addition, consulting fees increased $313,841 and professional fees increased $193,212. These increases were partially offset by decreases in advertising of $139,099 and information technology and computer-related costs of $119,586.

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

Net cash provided by financing activities was $697,577 and $758,158 for the years ended August 31, 2014 and 2013, respectively. During the year ended August 31, 2014, we received cash of $634,612 from the issuance of promissory notes and convertible notes which was offset by $193,135 in payments of promissory notes and convertible notes. The Company also received $110,000 from the sale of common shares, $100,000 of capital from a collaboration agreement (see Note 18) and made net payments of $42,942 on operating loans from related parties.

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

Item 8. Financial Statements and Supplementary Data

Our Financial Statements are annexed to this Report as pages F-1 through F-30. An index to such materials appears on page 29.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

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

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has hired a Principal Accounting Officer in an effort to mitigate some of the identified weaknesses. The Company intends to continue to hire additional finance and accounting personnel necessary to address the weaknesses once additional capital is obtained which will allow full operations to commence. Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly presents our financial position, results of operations and cash flows for the fiscal year ending August 31, 2014 in all material respects.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Robert H. Rothenberg	43	Chief Executive Officer, Interim Chief Financial Officer and Director
Steven Gormley	47	Chief Business Development Officer and Director
Eli Feder	58	Chief Corporate Development Officer and Director
Thomas D’Orazio	56	Vice President, Corporate Controller and Principal Accounting Officer

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended August 31, 2014, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended August 31, 2014 with the exception of the following: four Form 4 filings by Mr. Rothenberg in connection with four stock compensation awards, three Form 4 filings by Mr. Gormley in connection with three stock compensation awards and three Form 4 filings by Mr. Feder in connection with three stock compensation awards and one Warrant conversion. Each of these reports was inadvertently filed late.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Reports required to be filed were not timely filed during the fiscal year ended August 31, 2014 but were filed as of the date of this Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended August 31, 2014 and 2013:

●	our principal executive officer or other individual serving in a similar capacity during fiscal 2014;

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at August 31, 2014 whose compensation exceed $100,000 on an annualized basis; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2014.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of compensation in excess of the $10,000 in the aggregate in fiscal 2014 and fiscal 2013. The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2014 and fiscal 2013 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in the notes to our audited financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Robert H. Rothenberg (1)	2014	$263,334	$-	$1,364,000	$1,627,334
Chief Executive Officer	2013	$240,000	$-	$390,200	$630,200

Steve Gormley (2)	2014	$218,333	$-	$1,364,000	$1,582,333
Chief Business Development Officer	2013	$160,000	$-	$540,000	$700,000

Eli Feder (3)	2014	$142,500	$-	$1,102,500	$1,245,000
Chief Corporate Development Officer	2013	$135,000	$-	$262,000	$397,000

Thomas D’Orazio (4)	2014	$25,067	$-	$-	$25,067
Vice President, Corporate Controller and Principal Accounting Officer	2013	$-	$-	$-	$-

(1)	For the year ended August 31, 2014, Mr. Rothenberg received $28,481 in cash and the balance of the cash portion of his $263,334 salary was accrued. Mr. Rothenberg also received 27,700,000 shares of common stock valued at $1,364.000 as provided for in his employment agreement dated April 10, 2014. The shares were issued at an average market price of $0.049 per share. Mr. Rothenberg was appointed as our Chief Executive Officer and a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Rothenberg received $122,000 in cash and balance of the cash portion of his $240,000 salary was accrued. Mr. Rothenberg also received 21,005,000 shares of common stock of which 15,000,000 shares, valued at $150,000 as provided for in his employment agreement dated January 10, 2013. Additionally, 6,005,000 shares, valued at $240,200, were issued as a bonus. The remaining balance owed has been accrued and is included in accrued officer compensation in the attached Consolidated Balance Sheets.

(2)	For the year ended August 31, 2014, Mr. Gormley received $28,955 in cash and the balance of the cash portion of his $218,333 salary was accrued. Mr. Gormley also received 27,700,000 shares of common stock valued at $1,364.000 as provided for in his employment agreement dated April 10, 2014. The shares were issued at an average market price of $0.049 per share. Mr. Gormley was appointed as a director of our company on June 20, 2013. For the year ended August 31, 2013, Mr. Gormley received $147,000 in cash and any balance of the cash portion of his salary of $160,000 was accrued. Mr. Gormley also received 21,000,000 shares of common stock of which 10,000,000 shares, valued at $100,000, were issued per his employment agreement dated January 10, 2013. Additionally, 11,000,000 shares, valued at $440,000, were issued as a bonus. The shares were issued at an average market price of $0.04 per share.

(3)	For the year ended August 31, 2014, Mr. Feder received $11,400 in cash and the balance of the cash portion of his $142,500 salary was accrued. Mr. Feder also received 22,500,000 shares of common stock valued at $1,102,500 as provided for in his employment agreement dated June 30, 2014. The shares were issued at an average market price of $0.049 per share. Mr. Feder resigned as our Chief Executive Officer on April 1, 2013. For the year ended August 31, 2013, Mr. Feder received $0 in cash and the balance of the cash portion of his salary of $135,000 earned prior to his resignation was accrued. Mr. Feder received 21,300,000 shares of common stock, valued at $262,000 as provided for in his employment agreement dated January 10, 2013. The shares were issued at an average market price of $0.012 per share.

(4)	For the year ended August 31, 2014, Mr. D’Orazio’s salary reflects the prorated portion of his annual base salary of $165,000 based on his effective date of July 7, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

For the outstanding equity awards as of the end of fiscal 2014 refer to the table in Note 15 – Stock Options and Warrants in the notes to our audited financial statements included in this Annual Report on Form 10-K.

Employment Agreements

Our Board of Directors approved employment agreements with four executive officers and key employees. A summary of these follows:

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

Under the terms of the employment agreement, if Mr. Rothenberg’s employment is terminated as a result of his death, disability, by us without cause, occurrence of a “change of control” or upon a “constructive termination,” Mr. Rothenberg will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary discounted by the U.S. Treasury rate most comparable to the applicable time left in the agreement or as and when normal payroll payments are made, the issuance of any undistributed shares issuable under the agreement and health and welfare benefits for a period of six months following such termination.

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

Under the terms of the employment agreement, if Mr. Gormley’s employment is terminated as a result of his death, disability, by us without cause, occurrence of a “change of control” or upon a “constructive termination,” Mr. Gormley will be entitled to receive (in addition to salary and certain other benefits earned prior to termination) a single lump sum payment in an amount equal to two times the sum of his then-current annual base salary discounted by the U.S. Treasury rate most comparable to the applicable time left in the agreement or as and when normal payroll payments are made, the issuance of any undistributed shares issuable under the agreement and health and welfare benefits for a period of six months following such termination.

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

Thomas D’Orazio Employment Agreement

Effective as of July 7, 2014, the Company appointed Thomas D’Orazio as Vice President, Corporate Controller and Principal Accounting Officer. Pursuant to terms of employment set forth in Mr. D’Orazio’s letter agreement he entered into with the Company, Mr. D’Orazio will receive an annual base salary of $165,000 and on or before December 31, 2014, his base salary will be reviewed and a package, including a new Base Salary of not less than $180,000 per year and a new bonus may be mutually agreed upon. In addition to his base salary, Mr. D’Orazio will be paid a $15,000 transition bonus by the end of September 2014 upon completion of a three-month transition from the company’s current accountants.

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

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Robert H. Rothenberg (2)	65,707,521	18.13%

Eli Feder (2)	57,721,430	15.93%

Steven Gormley (2)	57,200,000	15.78%

Thomas D’Orazio (2)	0	0%

All directors and executive officers as a group	180,628,951	49.84%

ARMK, LLC (3)	21,621,575	5.97%

(1)	Based on 362,404,909 shares of common stock issued and outstanding as of December 9, 2014. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	The address for each such person is c/o OSL Holdings Inc., 1669 Edgewood Road, Suite 214, Yardley, PA 19067.

(3)	The address for ARMK, LLC is 258 Washington Avenue, Tappan, NY 10983. Andrea Kotch has voting and dispositive control over securities held by ARMK, LLC.

Changes in Control

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements that will result in a change in control, other than those set forth above.

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

Item 14. Principal Accountant Fees and Services

Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended August 31, 2014 and August 31, 2013.

	2014	2013

Audit fees	$46,000	$32,489
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$46,000	$32,489

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

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on June 17, 2005
3.2	Bylaws	Incorporated by reference to Form SB-2 filed on June 17, 2005
3.3	Certificates of Amendment to Articles of Incorporation and Certificate of Designation	Incorporated by reference to Form 10-K filed on December 14, 2012
4.1	Promissory Note between OSL Holdings, Inc. and Peter Dene dated March 13, 2014	Incorporated by reference to Form 8-K as filed on March 20, 2014
4.2	Promissory Note between OSL Holdings, Inc. and Adar Bays, LLC dated June 16, 2014	Incorporated by reference to Form 8-K filed on June 23, 2014
4.3	Promissory Note between OSL Holdings, Inc. and Gel Properties, LLC dated June 16, 2014	Incorporated by reference to Form 8-K as filed on June 23, 2014
4.4	Convertible Promissory Note between OSL Holdings Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
4.5	Form of Warrant to Purchase Shares of Common Stock between OSL Holdings, Inc. and Typenex Co-Investment, LLC.	Incorporated by reference to Form 10-Q as filed on July 21, 2014
4.6	Convertible Redeemable Debenture between OSL Holdings Inc. and TCA Global Credit Master Fund, LP dated October 20, 2014	Incorporated by reference to Form 8-K filed on November 24, 2014

10.1	Senior Secured Convertible Note dated December 28, 2008 with The Exchange LLC (as assignee of Emerald Asset Advisors, LLC)	Incorporated by reference to Form 10-K filed on December 14, 2012
10.2	Amendment No. 1 to Senior Secured Convertible Note dated as of October 12, 2011 with The Exchange LLC	Incorporated by reference to Form 10-K filed on December 14, 2012
10.3	Employment Agreement dated January 17, 2012 with Robert H. Rothenberg	Incorporated by reference to Form 10-K filed on December 14, 2012
10.4	Convertible Note dated January 20, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012
10.5	Convertible Note dated March 5, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on March 15, 2012
10.6	Convertible Note dated June 15, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012
10.7	Office Lease Agreement dated March 11, 2012	Incorporated by reference to Form 10-K filed on December 14, 2012
10.8	Promissory Note dated October 10, 2011 with Crisnic Fund, S.A.	Incorporated by reference to Form 8-K filed on October 20, 2011
10.9	Convertible Note dated April 10, 2012 with Panache Capital	Incorporated by reference to Form 10-K filed on December 14, 2012
10.10	Convertible Note dated April 18, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on April 20, 2012
10.11	Convertible Note dated April 26, 2012 with Panache Capital	Incorporated by reference to Form 8-K filed on April 20, 2012
10.12	Convertible Note dated July 17, 2012 with Asher Enterprises	Incorporated by reference to Form 10-K filed on December 14, 2012
10.13	Convertible Note dated August 13, 2012 with Continental Equities	Incorporated by reference to Form 8-K filed on September 25, 2012
10.14	Amendment to Convertible Notes dated September 21, 2012 with Panache Capital	Incorporated by reference to Form 10-K filed on December 14, 2012
10.15	Convertible Note dated November 8, 2012 with Asher Enterprises	Incorporated by reference to Form 8-K filed on November 14, 2012
10.16	Stock Purchase Agreement with Asher Enterprises dated November 8, 2012	Incorporated by reference to Form 8-K filed on November 14, 2012

10.17	Amendment No. 2 to Senior Secured Convertible Note dated as of December 4, 2012 with The Exchange LLC	Incorporated by reference to Form 10-K filed on December 14, 2012
10.18	Employment Agreement with Steven Gormley dated January 2, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012
10.19*	Employment Agreement with Bob Rothenberg dated January 2, 2013	Incorporated by reference to Form 8-K filed on January 23, 2012
10.20*	Employment Agreement with Eric Kotch dated January 10, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012
10.21*	Employment Agreement with Eli Feder dated January 10, 2013	Incorporated by reference to Form 8-K filed on January 18, 2012
10.22	Marketing Agreement with Outfest dated February 13, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013
10.23	Marketing Agreement with One Good Love, Inc. dated March 6, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013
10.24	Assignment, Termination and Release Agreement, dated March 21, 2013 OSL Holdings, Inc. Asher Enterprises, Inc., Samuel Kotch and Benjamin Kotch	Incorporated by reference to Form 8-K filed on March 27, 2013
10.25	Consent to Assignment with Samuel Kotch and Benjamin Kotch dated March 21, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013
10.26	Marketing Agreement with LA Pride dated April 9, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013
10.27	Letter Agreement with Christopher Street West dated April 9, 2013	Incorporated by reference to Form 10-Q filed on April 19, 2013
10.28	Form of Promissory Note dated May 2013	Incorporated by reference to Form 8-K filed on June 11, 2013
10.29	Form of Demand Promissory Note dated May 28, 2013	Incorporated by reference to Form 8-K filed on June 11, 2013
10.30	Form of $200,000.00 Promissory Note dated June 21, 2013	Incorporated by reference to Form 8-K filed on June 26, 2013
10.31	Form of Securities Purchase Agreement dated June 21, 2013	Incorporated by reference to Form 8-K filed on June 26, 2013
10.32	Project Collaboration and Profit Sharing Agreement dated October 2, 2013 among OSL Holdings, Inc. and Kevin Mulhearn	Incorporated by reference to Form 10-Q as filed on January 21, 2014
10.33	Amendment to Project Collaboration and Profit Sharing Agreement dated October 13, 2013	Incorporated by reference to Form 8-K as filed on March 10, 2014
10.34	OSLH Executive Agreement	Incorporated by reference to Form 8-K as filed on March 10, 2014

10.35	Agreement Among Tony Tucci, Matthew Cohen and OSL Holdings, Inc.	Incorporated by reference to Form 8-K as filed on March 10, 2014
10.36	Natural Way of LA, Matthew Cohen Agreement with OSL Holdings, Inc.	Incorporated by reference to Form 8-K as filed on March 10, 2014
10.37	Promissory Note	Incorporated herein by reference to Form 8-K as filed on March 21, 2014
10.38	Funding Agreement	Incorporated by reference to Form 8-K as filed on March 21, 2014
10.39	Employment Agreement between OSL Holdings, Inc. and Robert Rothenberg dated April 10, 2014	Incorporated herein by reference to Form 10-Q as filed on April 18, 2014
10.40	Consulting Agreement between OSL Holdings, Inc. and Eli Feder dated April 10, 2014	Incorporated by reference to Form 10-Q as filed on April 18, 2014
10.41	Employment Agreement between OSL Holdings, Inc. and Steve Gormley dated April 10, 2014	Incorporated by reference to Form 10-Q as filed on April 18, 2014
10.42	Asset Purchase Agreement with The Natural Way of LA, LLC dated May 12, 2014	Incorporated by reference to Form 8-K as filed on May 21, 2014
10.43	Consulting Agreement with Anthony Tucci dated May 15, 2014	Incorporated by reference to Form 8-K as filed on May 21, 2014
10.44	Management Services Agreement between OSL Holdings, Inc. and Sean Ridgley	Incorporated by reference to Form 8-K as filed on May 28, 2014
10.45	Business Furniture and Equipment Lease Agreement between OSL Holdings, Inc. and Sean Ridgley	Incorporated by reference to Form 8-K as filed on May 28, 2014
10.46	Consulting Agreement between OSL Holdings, Inc. and Sean Ridgley	Incorporated by reference to Form 8-K as filed on May 28, 2014
10.47	Securities Purchase Agreement between OSL Holdings, Inc. and Adar Bays, LLC dated June 16, 2014	Incorporated by reference to Form 8-K as filed on June 23, 2014
10.48	Terms of Employment between OSL Holdings Inc. and Thomas D’Orazio dated June 24, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
10.49	Employment Agreement between OSL Holdings, Inc. and Eli Feder dated June 30, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
10.50	Securities Purchase Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
10.51	Form of Investor Notes between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
10.52	Security Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014

10.53	Membership Interest Pledge Agreement between OSL Holdings, Inc. and Typenex Co-Investment, LLC dated July 1, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
10.54	Consolidated Promissory Note between OSL Holdings Inc. and Kevin Mulhearn dated July 10, 2014	Incorporated by reference to Form 10-Q as filed on July 21, 2014
10.55	Leak-Out Agreement between OSL Holdings Inc. and Eli Feder, Robert Rothenberg, and Steven Gormley dated August 4, 2014	Incorporated by reference to Form 8-K filed on August 7, 2014
10.56	Stock Purchase Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jeffrey Malinovitz dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014
10.57	Stock Purchase Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jason Babadjov dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014
10.58*	Employment Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jeffrey Malinovitz dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014
10.59*	Employment Agreement between OSL Holdings Inc., Go Green Hydroponics Inc., and Jason Babadjov dated October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014
10.60	Securities Purchase Agreement between OSL Holdings Inc. and TCA Global Credit Master Fund, LP effective as of October 20, 2014	Incorporated by reference to Form 8-K filed on October 24, 2014
10.61	Form of Guaranty Agreement	Incorporated by reference to Form 8-K filed on October 24, 2014
10.62	Form of Security Agreement	Incorporated by reference to Form 8-K filed on October 24, 2014
10.63	Form of Pledge Agreement	Incorporated by reference to Form 8-K filed on October 24, 2014
14.1	Code of Ethics	Incorporated by reference to Form 10-K/A filed on December 17, 2008
21.1	Subsidiaries of the registrant	Filed herewith
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer, and Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Dated: December 19, 2014

OSL HOLDINGS INC.

By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title	Date

/s/ Robert H. Rothenberg	Chief Executive Officer, Interim Chief Financial Officer and Director	December 19, 2014
Robert H. Rothenberg	(Principal Executive and Financial Officer)

/s/ Thomas D’Orazio	Vice President, Corporate Controller	December 19, 2014
Thomas D’Orazio	(Principal Accounting Officer)

/s/ Steven Gormley	Director	December 19, 2014
Steven Gormley

/s/ Eli Feder	Director	December 19, 2014
Eli Feder

28

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

OSL Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended August 31,
	2014	2013
Management fee income	$225,000	$-

General and administrative expenses	6,485,713	3,526,359
Total operating expenses	6,485,713	3,526,359

Operating loss	(6,260,713)	(3,526,359)

Loss on executive agreement settlement with stock options	(707,700)	-
Change in value of derivative liability	(306,535)	(5,900,560)
Gain (loss) on settlement of debt, net	(43,921)	21,700
Gain on discharge of debt	170,000	-
Loss on conversion of debt and settlement of accrued interest	-	(755,978)
Other income	25,000	-
Interest expense	(435,889)	(317,891)
Interest expense - related party	(6,087)	-
Interest income	719	-
Other income (expense), net	(1,304,413)	(6,952,729)

Net loss	$(7,565,126)	$(10,479,088)

Net loss per common share:
Net loss per common share - basic and diluted	$(0.04)	$(0.16)

Weighted average common shares outstanding - basic and diluted	192,231,155	64,317,235

See accompanying notes to the consolidated audited financial statements.

OSL Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

			Additional	Common		Total
	Common Stock		Paid-in	Shares	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit

Balance, August 31, 2012	86,694	$87	$858,597	$102,083	$(2,802,705)	$(1,841,938)
Common shares issued for services from outside parties	6,965,616	6,966	468,015	-	-	474,981
Common shares issued for employee compensation	85,105,000	85,105	1,383,695	-	-	1,468,800
Common shares issued upon conversion of convertible notes and accrued interest	40,704,006	40,704	915,973	-	-	956,677
Common shares issued to private investors for cash	3,875,000	3,875	175,625	-	-	179,500
Common shares issued as consideration for issuance of promissory note	200,000	200	8,371	-	-	8,571
Derivative liabilities adjustment to additional paid-in capital	-	-	3,896,606	-	-	3,896,606
Reclassification of shares issuable to additional paid-in capital	-	-	102,083	(102,083)	-	-
Net loss	-	-	-	-	(10,479,088)	(10,479,088)
Balance, August 31, 2013	136,936,316	136,937	7,808,965	-	(13,281,793)	(5,335,891)

Common shares issued for services from outside parties	3,380,385	3,380	122,676	-	-	126,056
Common shares issued for employee compensation	77,900,000	77,900	3,752,600			3,830,500
Common shares issued upon conversion of convertible notes and accrued interest	38,742,533	38,743	290,143	-	-	328,886
Common shares issued per collaboration agreement	500,000	500	306,500	-	-	307,000
Common shares issued to private investors for cash	5,040,504	4,514	105,486	-	-	110,000
Common shares issued as consideration for issuance of promissory notes	488,692	489	40,121	-	-	40,610
Common shares issued for settlement of accounts payable	1,240,018	1,240	81,160	-	-	82,400
Common shares issued for warrant exercises	5,000,000	5,000	(5,000)	-	-	-
Cancellation of common shares per executive agreement	(1,100,000)	(1,100)	1,100	-	-	-
Reclassification from additional paid-in capital to common stock	1,500,000	974	(974)	-	-	-
Stock options issued to settle liabilities	-	-	2,065,000	-	-	2,065,000
Derivative liabilities adjustment to additional paid-in capital	-	-	2,399,276	-	-	2,399,276
Net loss	-	-	-	-	(7,565,126)	(7,565,126)
Balance, August 31, 2014	269,628,448	$268,577	$16,967,053	-	$(20,846,919)	$(3,611,289)

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

Note 4 – Property and Equipment

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

(A) - Panache Capital, LLC

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

(C) - Adar Bays, LLC

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

(D) - LG Capital Fund

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

(E) - Gel Properties

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

(F) - Union Capital

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

(G) - Typenex Co.

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

A summary of stock option activity for the year ended August 31, 2014 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance outstanding, August 31, 2013	-	$-
Options granted	35,000,000	-
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, August 31, 2014	35,000,000	$-
Balance exercisable, August 31, 2014	0	$-

Information relating to outstanding stock options at August 31, 2014, summarized by exercise price is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	35,000,000	1.6	$-	-	$-

The aggregate intrinsic value of the options outstanding at August 31, 2014 was $0.

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

e) the Executives will be subject to a one-year non-competition agreement beginning the later of the termination of such directors’ employment with the Company or resignation or removal from the board of directors.

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

A summary of warrant activity for the year ended August 31, 2014 is as follows:

		Weighted
		Average
	Number	Exercise
	of Warrants	Price
Balance outstanding, August 31, 2013	-	$-
Warrants granted	14,807,333	-
Warrants exercised	(5,000,000)	-
Warrants expired or forfeited	-	-
Balance outstanding, August 31, 2014	9,807,333	$-
Balance exercisable, August 31, 2014	0	$-

Information relating to outstanding warrants at August 31, 2014, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	9,807,333	1.6	$-	-	$-

The aggregate intrinsic value of outstanding warrants as of August 31, 2014 was $0.

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

b.	480,000 warrants are exercisable on the earlier of 1) 6 months after issue or, 2) average VWAP for 3 days equals or exceeds $0.25 per share.

c.	3,700,000 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.50 per share.

d.	833,333 warrants are exercisable beginning on the date when the stock price reaches a closing market price of $0.25 per share.

e.	150,000 warrants are exercisable on the earlier of 1) 6 months after issue or, 2) average VWAP for 3 days equals or exceeds $0.10 per share.

f.	4,564,000 warrants are exercisable at 30% discount to the VWAP for the 20 days prior to exercise.

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

The Natural Way Agreement

On July 9, 2014, The Natural Way of L.A. (“Natural Way”) filed a complaint in the Superior Court of California, County of Los Angeles (Case No. BC 551064) alleging that Anthony J. Tucci and OSL Holdings Inc. (collectively, the “Defendants”) converted for their own use the property of Natural Way. In the course of settlement negotiations after the filing of the lawsuit, we asserted our rights to ownership of the Natural Way assets. Although we believed that our defense and potential counterclaims in this case were substantial, we elected to enter into a settlement agreement due to the inherent unpredictable nature of litigation. On October 24, 2014, Natural Way, the Defendants, Matt Cohen and Nancy Cohen entered into a Settlement and Release Agreement (the “Settlement Agreement”) settling Natural Way’s claims against the Defendants and effectively terminating a March 6, 2014 agreement we entered into with Messrs. Tucci and Cohen to provide advisory services to us related to the legal marijuana business, Natural Way’s agreement to participate in our Equality Rewards program and the May 2014 Asset Purchase Agreement we entered into with Natural Way pursuant to which we acquired certain operational assets related to its dispensary business. In addition, the Settlement Agreement provided for mutual releases of claims by each of the parties to the agreement and in November 2014 we returned to Natural Way the assets we acquired from it under the May 2014 Asset Purchase Agreement.

Letter of Intent to Acquire the Assets of a Licensed Medical Marijuana Dispensary – Purchase Option

On March 21, 2014, the Company executed a letter of intent (LOI) to acquire the assets of a licensed medical marijuana dispensary on Melrose Avenue in Los Angeles. Under terms of the LOI the Company was required to pay $75,000 of earnest money upon execution of the LOI. On May 15, 2014, an amendment to the LOI was entered into under which the earnest money provision of the LOI agreement was removed. On May 15, 2014, the Company also entered into a consulting agreement with the owner of the assets to assist in the acquisition transition process. For the year ended August 31, 2014, the Company paid consulting fees of $48,860 under this agreement. The consulting fees are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

We, as well as Robert Rothenberg (“Rothenberg”), our Chief Executive Officer, and Eli Feder (“Feder”), our Chief Corporate Development Officer and Director, and Steve Gormley (“Gormley”), our Chief Business Development Officer and Director (collectively, the “Pledging Parties”), have signed pledge agreements (the “TCA Pledge Agreements”), whereby the Pledging Parties pledged to TCA as additional security for the TCA Debenture all of their right, title and interest in, and provided a first priority lien and security interest on (i) all outstanding shares of common stock of the Subsidiary Guarantors owned by us and (ii) a total of 60,000,000 shares of our common stock owned by the Pledging Parties.

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

On October 20, 2014, we appointed Babadjov as Vice President of Operations of GGH, pursuant to an employment agreement (the “Babadjov Employment Agreement”), which provides for a base salary of $120,000.00 annually. The Babadjov Employment Agreement provides for an initial 1 year term (the “Babadjov Initial Term”), and automatic renewal for two successive 1 year terms, unless we give Babadjov notice of termination between 30 and 90 days before the end of the relevant yearly term. We also agreed to pay Babadjov a guaranteed bonus of $250,000.00 payable monthly over the Initial term. In addition, Babadjov is entitled to participate in GGH’s benefit and welfare plans that are generally available to other employees. Babadjov’s duties include but are not limited to overseeing all of GGH’s day-to-day operations, evaluating GGH’s marketing plans and products, and reviewing GGH’s financial performance. Babadjov agreed to refrain from competing with GGH or soliciting its customers and employees during the term of his employment with GGH as well as additional covenants and other provisions that are customary of employment agreements. The Company guaranteed the obligations of GGH under the Babadjov Employment Agreement.

Joint Venture

On November 25, 2014, the Company entered into a joint venture agreement with Alpha Equity Group, LLC. The joint venture is to be called Gold is Green, LLC. This company plans to acquire commercial real property for lease to growers, processors, manufacturers, sellers and distributors of cannabis products in a manner that is legal under state and local ordinances in all of its legal forms including but not limited to medicinal cannabis. Upon completion of the joint venture agreement, OSL will receive a 49% equity interest in Gold is Green for its identification of zone complaint locations, lease holders, negotiation of purchase and management of leaseholder relationships. Alpha Equity Group will arrange financing for its interest in Gold is Green. Gold is Green signed its first Purchase Sales Agreement on October 31, 2014 to acquire a multi-tenant commercial retail building consisting of approximately 17,692 square feet in Torrance, California for $6.3 million. The building is zone compliant for the operation of a legal medical marijuana collective. The closing on this property is subject to completion of financing, a property inspection and additional conditions, representations and warranties that are customary of real estate purchase and sale agreements. Due to due diligence issues with the property in Torrance, California, prior to the escrow deadline in early December, both parties decided to terminate the Joint Venture until such a time as another viable property can be identified.

