Form 10-Q
period 2014-11-30
OSL HOLDINGS, INC.
filed 2015-01-20
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 9, 2015 there were 394,621,466 shares of common stock, $.001 par value, outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of November 30, 2014 (Unaudited) and August 31, 2014	F-1
	Condensed Consolidated Statements of Operations for the Period from September 1, 2014 to October 20, 2014, the Period from October 21, 2014 to November 30, 2014, and three months ended November 30, 2013 (Unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows for the Period from September 1, 2014 to October 20, 2014, the Period from October 21, 2014 to November 30, 2014, and three months ended November 30, 2013 (Unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Mine Safety Disclosures	10
Item 5	Other Information	10
Item 6.	Exhibits	11
	SIGNATURES	12

2

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	November 30, 2014	August 31, 2014
ASSETS
Current Assets:
Cash	$36,611	$121,061
Accounts receivable, net	309,497	-
Inventory	572,226	676,031
Prepaid expenses and other current assets	28,291	2,478
Total current assets	946,625	799,570

Property and equipment, net	18,755	15,991

Goodwill	594,322	-
Indefinite-lived intangible - trademark	100,000	-
Deferred financing fees	70,005	-
Deposits	36,075	-
Total assets	$1,765,782	$815,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,267,684	$97,574
Accrued officers compensation	298,542	-
Advances from related parties	10,600	-
Promissory notes with related parties, net of discounts	100,000	-
Convertible notes, net of discounts	308,363	-
Promissory notes, net of discounts	1,992,407	-
Derivative liabilities	1,986,205	-
Common shares payable	690,250	-
Total current liabilities	6,654,051	97,574
Convertible notes, net of discounts	-	-
Promissory notes, net of discounts	125,000	-
Total liabilities	6,779,051	97,574

Commitments and contingencies

Stockholders’ Equity (Deficit):

Common stock, $.001 par value, 450,000,000 shares authorized, 355,000,242 and 355,000,242 shares issued and outstanding at November 30, 2014 - Successor	354,474
Common stock - no par, 1,500 shares issued and outstanding - Predecessor		1,500
Additional paid-in capital	17,961,664	-
Retained earnings (accumulated deficit)	(23,329,407)	716,487
Total stockholders’ equity (deficit)	(5,013,269)	717,987
Total liabilities and stockholders’ equity (deficit)	$1,765,782	$815,561

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-month period
	Successor	Predecessor
	Period from	Period from	Three months
	October 21, to	September 1, to	Ended
	November 30, 2014	October 20, 2014	November 30, 2013

Merchandise sales	$474,188	$506,668	$488,109
Management fee income	77,500	-	-
Total revenues	551,688	506,668	488,109
Cost of mechandise sold	607,433	374,485	384,082
Gross profit (loss)	(55,745)	132,183	104,027

General and administrative expenses	790,078	56,195	69,146
Acquisition costs	253,495	-	-
(Gain) loss on disposal of assets	(4,718)	-	-
Total operating expenses	1,038,855	56,195	69,146

Operating income (loss)	(1,094,600)	75,988	34,881

Change in value of derivative liability	(824,123)	-	-
Gain on settlement of derivative liability due to repayment of notes	38,170	-	-
Gain on discharge of debt	-	-	-
Loss on conversion of debt and accrued interest	-	-	-
Other income	8,333	-	-
Interest expense	(95,214)	-	-
Interest expense - related party	-	-	-
Interest income	-	-	-
Other income (expense), net	(872,834)	-	-

Net income (loss)	$(1,967,434)	$75,988	$34,881

Net loss per common share:
Net loss per common share - basic and diluted	(0.01)	50.66	23.25
Weighted average common
shares outstanding - basic and diluted	344,686,235	1,500	1,500

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-month period
	Successor	Predecessor
	Period from	Period from	Three months
	October 21, to	September 1, to	Ended
	November 30, 2014	October 20, 2014	November 30, 2013

Cash flows from operating activities:
Net income (loss)	$(1,967,434)	$75,988	$34,881
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued to officers for compensation and services	271,350	-	-
Stock issued for acquisition expenses	223,500	-	-
Stock issued for services	3,750	-	-
Gain on settlement of derivative liability due to repayment of notes	(38,170)	-	-
Change in fair value of derivative liabilities	824,123	-	-
Depreciation	445	77	88
Amortization of note discounts	68,418	-	-
Gain on disposal of assets	(4,718)
Changes in operating assets and liabilities:
Accounts receivable	(122,496)	-	-
Inventory	299,213	22,452	38,583
Prepaid expenses and other current assets	(49,119)	1,671	4,044
Accounts payable and accrued expenses	(133,331)	76,830	(39,238)
Accrued compensation - officers	68,785	-	-
Net cash provided by (used in) operating activities	(555,684)	177,018	38,358

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,408,033)	-	-
Proceeds from disposal of equipment	45,000	-	-
Net cash used in investing activities	(1,363,033)	-	-

Cash flows from financing activities:
Repayment of promissory note	(10,000)	-	-
Repayment of convertible notes	(16,667)	-	-
Cash received on issuances of promissory notes	1,900,000	-	-
Advances from (to) related parties	(2,500)	-	-
Repayments of promissory notes - related parties	(7,500)	-	-
Cash received on issuances of common stock	162,000	-	-
Distributions to shareholders	-	(80,000)	-
Cash paid to obtain financing	(70,005)	-	-
Net cash provided by financing activities	1,955,328	(80,000)	-
Net increase (decrease) in cash and cash equivalents	36,611	97,018	38,358
Cash and cash equivalents at beginning of period	-	121,061	124,636
Cash and cash equivalents at end of period	$36,611	$218,079	$162,994
Supplemental disclosures of cash flow information:

Cash paid for:
Interest	3,333	-	-
Income taxes	3,950	-	-

Non-cash financing activities:
Debt discounts originated from derivative liabilities	110,250
Common shares issued upon conversion of convertible debt and accrued interest	90,882	-	-
Reclassification of derivative liabilites to additional paid-in capital	259,992	-	-

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On October 20, 2014, the Company acquired Go Green Hydroponics Inc. (“GGH”) for $1.8 million subject to certain post-closing adjustments based on a target working capital amount. Also on that date the Company closed on a debt financing transaction in the amount of $1.9 million, the proceeds of which were used to fund the GGH acquisition and for the Company’s working capital purposes. See Note 2 and Note 9.

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the August 31, 2014 audited financial statements and the accompanying notes thereto included in our Form 10-K. While management believes the procedures followed in preparing these unaudited condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – GG/OSL Transaction

On October 20, 2014, the Company purchased all of the outstanding common stock of Go Green Hydroponics, Inc. (“GGH” or “Predecessor”) for a gross amount of $1,800,000 (see Note 9), before a working capital adjustment, pursuant to which GGH became the predecessor to the Company. As a result of the Company’s push-down of its investment basis in GGH arising from the transaction, a new basis of accounting was created on October 20, 2014. In these condensed consolidated financial statements, the results of operations and cash flows of GGH for the periods ended on or prior to October 20, 2014 and the financial position of GGH as of balance sheet dates prior to October 20, 2014 are referred to herein as “Predecessor” consolidated financial information, and the results of operations and cash flows of GGH for periods beginning on October 21, 2014 and the financial position of GGH as of October 21, 2014 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

In conjunction with the execution of the GGH acquisition, the Company entered into a debt financing arrangement for $1.9 million. For additional information, see Note 9.

Direct transaction costs associated with the GGH acquisition of $253,495, including professional fees and other related costs, have been expensed as incurred and classified within operating expenses in accordance with the accounting guidance. These transaction costs were substantially all incurred at the time of the acquisition.

The GGH transaction has been accounted for using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. This allocation is preliminary and subject to adjustment based on final assessment of the fair values of the acquired identifiable assets and liabilities. The preliminary fair value of assets and liabilities that were pushed down to GGH was determined by management. Although most of the items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include intangible assets, specifically one trademark, and goodwill. The adjustments, if any, arising out of the completion of the purchase price allocation will not impact cash flows.

A summary of the preliminary purchase price and opening balance sheet pushed down to GGH as of the October 20, 2014 acquisition date is presented in the table below:

Gross purchase price	$1,800,000
Net liquid working capital adjustment	(173,889)
Net purchase price	$1,626,111

Assets acquired and liabilities assumed:

Cash and cash equivalents	$218,078

Inventories	871,439

Other current assets	2,624

Fixed assets, net	16,201

Intangible assets – trademark (indefinite lived) (a)	100,000

Goodwill (b)	594,037

Accounts payable	(52,494)

Credit cards	(72,520)

Other current liabilities	(51,254)

Net assets acquired	$1,626,111

(a)	This reflects the Go Green trademark that the Company has fair valued utilizing the relief-from-royalty method on the basis that a trademark has a fair value equal to the present value of the royalty income attributable to it. Under this method a benchmark royalty rate is multiplied by the net revenue anticipated from the trademark over the course of the estimated life of the trademark to derive an estimate of the royalty income that could be generated hypothetically by licensing the subject trademark, in an arm’s-length transaction, to a third party. Net revenue used for the valuation of the Go Green trademark is based on management’s forecasts. The Company has determined that the trademark has an indefinite useful life because Go Green is one of the most highly regarded brands in the hydroponics industry and continues to be a profitable business experiencing significant sales growth. The Company plans to continue to make investments to enhance the value of the Go Green trademark into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that it believes would limit the useful life of the trademark.

(b)	The goodwill recognized in conjunction with the GGH transaction is primarily attributable to strategic benefits, including enhanced financial and operational scale, market diversification, customer service and customer satisfaction, and substantial synergies that are expected to be achieved through implementation of GGH’s new technologies in the hydroponics industry.

The Company will review its goodwill and indefinite-lived intangible assets annually for impairment, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amounts of goodwill and the Go Green trademark exceed their fair value, an impairment charge would be recognized in an amount equal to that excess.

Since the Company did not make the Internal Revenue Code Section 338(g) election in connection with the taxable stock acquisition of GGH as the tax cost to the Company exceeded the present value of tax savings from such an election, the Company does not receive a stepped-up tax basis in either the acquired net assets to fair value or GGH’s common stock but, rather, a carryover basis. Accordingly, none of the goodwill, intangible assets or other items in the valuation process that were stepped-up for accounting purposes arising from the acquisition is deductible for income tax purposes.

Note 3 – Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and has working capital and stockholders’ deficiencies. These circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has $36,611 on hand and therefore must rely on additional financing to fund ongoing operations. Over the next twelve months, the Company expects a burn rate of at least $50,000 per month and will need to raise at least $600,000 by the end of the year of 2015 to remain in business. We can give no assurance that our efforts to raise additional capital in the future will be successful. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of OSL Holdings Inc. and its wholly owned subsidiaries, Go Green, OSL, OSL Diversity Marketplace, Inc., OSL Rewards Corporation, Red Rock Pictures Inc. and Studio Store Direct Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. The balance of book overdrafts included in accounts payable was $5,053 and $0 at November 30, 2014 and August 31, 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. Bad debt expense was $0 the period from October 21, 2014 to November 30, 2014, the period from September 1, 2014 to October 20, 2014, and three months ended November 30, 2013, respectively.

Inventory

Inventories are stated at the lower of cost or market with the cost principally determined using an average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage, and market conditions. Inventories consist primarily of finished goods.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. When property and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred.

Depreciation is calculated on a straight-line basis using an estimated useful life of the assets of 3 to 5 years.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group.

Goodwill and Intangible Assets

Goodwill reflects the excess of the acquisition value of GGH over the fair value of tangible and identifiable intangible assets as determined upon the acquisition date. The Company recorded $594,322 of goodwill as a result of the acquisition. The goodwill is non-deductible for tax purposes.

Identifiable intangible assets consist of GGH’s trade name. The trade name is an indefinite-lived asset and consequently is not amortized.

The Company’s annual impairment reviews for goodwill and indefinite-lived intangible assets are performed as of the first day of its fourth quarter. The Company also performs interim reviews when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying value.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any). The Step 1 calculation used to identify potential impairment compares the calculated fair value for the Company’s single reporting unit to its book value, including goodwill, on the measurement date. If the fair value of the reporting unit is less than its book value, then a Step 2 calculation is performed to measure the amount of the impairment loss (if any) for the reporting unit.

The Step 2 calculation compares the implied fair value of the goodwill to the book value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of the reporting unit above the fair value of identified assets and liabilities. If the book value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess (not to exceed the book value of goodwill).

Deferred Financing Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the contractual life of the related debt.

Revenue Recognition

Revenue is recognized from merchandise sales at the time the customer takes possession of the merchandise. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded.

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

The following table presents financial liabilities of the Company measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of November 30, 2014 and August 31, 2014, respectively.

	Level 1	Level 2	Level 3

Fair value of derivative liabilities - November 30, 2014 - Successor	$-	$-	$ 1,986,205

Fair value of derivatives - August 31, 2014 - Predecessor	$-	$-	$-

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260 - Earnings per Share, which requires disclosure in the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss of the Successor Company for the period, basic and diluted loss per share is the same for the period from October 21, 2014 to November 30, 2014. For the period September 1, 2014 to October 20, 2014, and the three months ended November 30, 2013 (Predecessor Company) there were no dilutive securities issued or outstanding.

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

Note 5 - Property and Equipment

The table below displays our property and equipment balances as of November 30, 2014 and August 31, 2014.

	Successor	Predecessor
	November 30, 2014	August 31, 2014

Furniture and fixtures	$4,300	$4,300
Machinery and equipment	19,043	15,919
Transportation equipment	21,950	21,950
Leasehold improvements	13,700	13,700
	58,993	55,869
Less: accumulated depreciation and amortization	(40,238)	(39,878)
Property, plant and equipment, net	18,755	15,991

Depreciation expense was $445, $77, and $88 for the period from October 21, 2014 to November 30, 2014, the period from September 1, 2014 to October 20, 2014, and three months ended November 30, 2013, respectively.

Note 6 – Accrued Officers Compensation

As of November 30, 2014 and August 31, 2014, the Company had accrued compensation for its officers in amount of $298,542 and $0, respectively. Under the terms of their employment agreements that were executed during the year ended August 31, 2014, the balance is convertible at a 70% discount of the average trading price 5 days prior to conversion.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the liabilities should be classified as derivative liabilities. The derivative liabilities are subsequently measured at fair value at the end of each reporting period with the change in fair value recorded in earnings. The Company determined the fair value of the embedded conversion feature as of November 30, 2014 and August 31, 2014 to be $804,262 and $0. For the period from October 21, 2014 to November 30, 2014, the period from September 1, 2014 to October 20, 2014, and three months ended November 30, 2013, $207,801, $0, and $0, respectively, was recorded as a loss on derivatives that resulted from the change in fair value of the conversion features.

As of November 30, 2014 and August 31, 2014, the Company’s officers were due $54,789 and $0, respectively, for expenses incurred by them on behalf of the Company in the normal course of business. These liabilities are included in accounts payable and accrued expenses on the accompanying balance sheets.

Note 7 – Advances from Related Parties

The Company periodically receives funding from certain related parties to help fund its cash operating needs. The balance outstanding as of November 30, 2014 and August 31, 2014 was $10,600 and $0, respectively. The loans are not convertible, non-interest bearing, unsecured and due on demand.

For the period from October 21, 2014 to November 30, 2014, the period from September 1, 2014 to October 20, 2014, and three months ended November 30, 2013, the Company paid net advances to related parties of $2,500, $7,400, and $0, respectively.

Note 8 – Convertible Notes

Convertible notes consisted of the following as of November 30, 2014 and August 31, 2014:

		Successor	Predecessor
		November 30, 2014	August 31, 2014
Convertible notes - Panache	(A)	$45,806	$-
Convertible notes - Adar Bays	(B)	100,125	-
Convertible notes - LG Capital Fund	(C)	45,000	-
Convertible notes - Union Capital	(D)	104,219	-
Convertible notes - Typenex Co.	(E)	203,750	-
Convertible notes - JSJ Investments	(F)	100,000	-
Less: note discounts		(290,537)	-
Convertible notes, net of discounts		308,363	-
Less: current portion		-	-
Convertible notes, net of discounts - non-current		$308,363	$-

(A) Panache Capital, LLC

The Panache Notes were issued during the period from March 5, 2012 to April 26, 2012. The Panache Notes bear interest at 15%. The Panache Notes are convertible at the option of the holder, in their entirety or in part, into common stock of the Company. The conversion price is based on a 49% discount to the average of the three lowest closing bid prices for the Company’s common stock during the ten trading days immediately preceding a conversion date.

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

For the period from October 21, 2014 to November 30, 2014, the Company paid $16,667 and issued a total of 9,004,119 shares of Common Stock at an average conversion price of $0.006 or $57,745 in partial settlement of the Panache Notes. As of November 30, 2014, the total remaining balance outstanding to Panache under the Panache Notes was $45,806, net of a discount of zero.

The Company determined the fair value of the embedded conversion feature for the Panache Notes as of November 30, 2014 to be $100,139. The Company recorded a loss on derivatives of $191,530 for the period from October 21, 2014 to November 30, 2014 as a result of the change in fair value of the derivative liability. As a result of the repayment of a portion of the Panache Notes, a corresponding portion of the derivative liability of $38,170 was written off to gain on settlement of debt. Upon conversion of the note, under ASC 815-15 - “Derivatives and Hedging”, the fair value of the conversion feature on the conversion date of $259,992 was reclassified from liabilities to equity.

(B) - Adar Bays, LLC

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the Adar Bays Note to be $113, 077. The Company recorded a corresponding debt discount of $55,125 and loss on derivatives of $57,952. The Company recorded a gain on derivatives of $21,563 for the period from October 21, 2014 to November 30, 2014 as a result of the change in fair value of the derivative liability.

For the period from October 21, 2014 to November 30, 2014, the Company issued a total of 284,900 shares of common stock at an average conversion price of $0.0175 or $5,000 in partial settlement of the note. During the period from October 21, 2014 to November 30, 2014 the Company amortized $5,391 of debt discount to interest expense. As of November 30, 2014, the total remaining balance outstanding was $0, net of discount of $50,125.

On June 16, 2014, the Company issued an unsecured convertible promissory note to Adar Bays, LLC in the principal amount of $50,000. The note bears interest at 8% per annum. The note matures on June 15, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of November 30, 2014, the total remaining balance outstanding was $50,000.

(C) – LG Capital Fund

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the LG Note to be $113, 077. The Company recorded a corresponding debt discount of $55,125 and loss on derivatives of $57,952. The Company recorded a gain on derivatives of $40,049 for the period from October 21, 2014 to November 30, 2014 as a result of the change in fair value of the derivative liability.

For the period from October 21, 2014 to November 30, 2014, the Company issued a total of 601,074 shares of common stock at an average conversion price of $0.0176 or $10,125 in partial settlement of the note.

During the period from October 21, 2014 to November 30, 2014 the Company amortized $10,619 of debt discount to interest expense. As of November 30, 2014, the total remaining balance outstanding was $0, net of discount of $45,000.

(D) – Union Capital

On June 16, 2014 the Company issued an unsecured convertible promissory note to Union Capital (an accredited investor) in the principal amount of $55,219. The note bears interest at 8% per annum. The note matures on June 16, 2015.

At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of November 30, 2014, the total remaining balance outstanding was $54,219.

On June 16, 2014, the Company issued a second unsecured convertible promissory note to Union Capital in the principal amount of $50,000. The note bears interest at 8% per annum. The note matures on June 16, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. As of November 30, 2014, the total remaining balance outstanding was $50,000.

(E) – Typenex Co.

On July 1, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $535,000 (the “Typenex Note”) and warrants to purchase shares of the Company’s common stock for an aggregate of $267,503 (the “Typenex Warrants”). The Typenex Note matures on September 30, 2015 and carried an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note. Interest is payable on the Typenex Note at 10% per annum. The Typenex Note is exercisable in seven (7) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $137,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded by way of a $125,000 initial cash payment to the Company on July 1, 2014, $7,500 of OID and $5,000 in transaction costs, and (ii) six (6) additional Tranches by way of a promissory note issued by Typenex in favor of the Company (each, an “Investor Note”) in the amount of $66,250, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.07, and (ii) 70% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 70% to 65%).

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

In conjunction with the funding of Tranche #1 and #2 of the Typenex Note, the Company issued warrants to Typenex and recorded an initial discount on the note in the same amount. During the period from October 21, 2014 to November 30, 2014 the Company amortized $9,555 of this debt discount to interest expense.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the warrants and convertible feature of the note should be classified as derivative liabilities with a corresponding amount recorded as a debt discount. The Company determined the fair value of the warrants and embedded conversion feature for the Typenex Note as of November 30, 2014 to be $100,313 and $389,364, respectively. The Company recorded a loss on derivatives of $134,038 for the period from October 21, 2014 to November 30, 2014 as a result of the change in fair value of the derivative liabilities.

During the period from October 21, 2014 to November 30, 2014 the Company amortized $8,298 of this debt discount to interest expense. In addition, $674 and $450 of the OID discount and closing costs discount, respectively has been amortized to interest expense for the year ended August 31, 2014.

As of November 30, 2014, the total remaining Typenex Note balance outstanding was $60,207net of debt discounts of $143,543.

(F) – JSJ Investments

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

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the fair value of the embedded conversion feature for the Note as of November 30, 2014 to be $172,436. The Company recorded a loss on derivatives of $37,247 for the period from October 21, 2014 to November 30, 2014 as a result of the change in fair value of the derivative liability.

During the period from October 21, 2014 to November 30, 2014 the Company amortized $22,447 of this debt discount to interest expense.

As of November 30, 2014, the total remaining Note balance outstanding was $50,179 net of debt discount of $49,821.

Note 9 – Promissory Notes

May 1, 2013 Note

On May 1, 2013, the Company issued an unsecured promissory note in the principal amount of $10,000 to a private investor. The note was due on demand, bore interest at 12% per annum where interest accrued and was payable in cash upon demand. During the period from October 21, 2014 to November 30, 2014 the Company repaid the outstanding balance in full. As of November 30, 2014 and 2013, the total remaining balance outstanding under the note was $0.

December 12, 2013 Note

On December 12, 2013, the Company issued an unsecured promissory to a private investor. The note was due and payable on January 12, 2014. All past due principal of this note shall bears interest until paid at the rate of 15% per annum. As of November 30, 2014, the total remaining balance outstanding under the promissory note was $5,000.

March 13, 2014 Note

On March 13, 2014, the Company issued an unsecured promissory note in the principal amount of $100,000 with an interest rate of 3% per annum to a private investor in exchange for $50,000 cash. The promissory note matures on March 12, 2015 and may be prepaid in whole or in part, at any time. The difference between the note amount of $100,000 and the $50,000 cash received, or $50,000, was recorded as a debt discount that is amortized to interest expense over the term of the note. As additional consideration, the Company issued warrants to purchase of 200,000 shares of common stock without any additional consideration. The warrants are exercisable when the Company share price reaches $0.50. Under ASC 815-15 “Derivatives and Hedging”, the warrants initial relative fair value was recorded as a derivative liability with a corresponding debt discount.

During the period from October 21, 2014 to November 30, 2014, the Company amortized $10,984 of the debt discounts to interest expense. As of November 30, 2014, the total remaining note balance outstanding was $72,407, net of discount of $27,593. In addition $6,200 was record as loss on derivative liability resulting from the change in fair value of the warrants for the period from October 21, 2014 to November 30, 2014. The value of derivative liability as of November 30, 2014, was determined to be $8,200. See Note 13.

May 1, 2014 Note

On May 1, 2014, the Company issued an unsecured promissory note in the principal amount of $15,000 in exchange for $10,000 in cash consideration. The promissory note bears no interest and was due on August 1, 2014. All past due principal on this note bears interest at 12% per annum. The difference between the cash received and note amount, or $5,000, was recorded as a debt discount and was amortized to interest expense over the term of the note.

As additional consideration, the Company issued warrants to purchase 160,000 shares of common stock without any additional consideration. Under ASC 815-15 - “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The Company recorded the initial relative fair value of the warrants as a debt discount and a derivative liability.

As of November 30, 2014, the total remaining note balance outstanding was $15,000, net of discounts of $0. In addition $4,960 was record as loss on derivative liability resulting from the change in fair value of the warrants for the period from October 21, 2014 to November 30, 2014. The value of derivative liability as of November 30, 2014, was determined to be $6,560. See Note 13.

Kevin Mulhearn Note

On July 10, 2014, the Company issued an unsecured promissory note to Kevin Mulhean (the “Mulhearn Note) in the principal amount of $339,612. The note accrued no interest per annum and was due and payable on January 31, 2019. Payments made prior to November 30, 2014 were to be applied to the outstanding balance by the payment amount multiplied by 2. Any payments made between September 1, 2014 and December 31, 2014 would be applied to the outstanding balance by the payment amount multiplied by 1.75. Any payments made between January 1, 2015 and March 31, 2015, were to be applied to the outstanding balance by the payment amount multiplied by 1.5. Any payments made between April 1, 2015 and June 30, 2015 were to be applied to the outstanding balance by the payment amount multiplied by 1.25; and any payments made after June 30, 2015 were to be applied to the outstanding balance without a multiplier. In the event of default, which would occur if the Company failed to pay when due any principal of the Mulhearn Note.

As consideration for the Mulhearn Note, the Company issued warrants for the purchase of 9,333,333 shares of common stock exercisable without any additional consideration. As of November 30, 2014 4,333,333 of those warrants remain outstanding. Under ASC 815-15 - “Derivatives and Hedging”, the warrants were tainted by the convertible notes. The Company recorded the initial relative fair value of the warrants as a debt discount and a derivative liability.

For the period from October 21, 2014 to November 30, 2014, $134,333 was recorded as a loss on derivative resulting from the change in fair value of the warrants. The derivative liability as of November 30, 2014 was determined to be $177,666.

On September15, 2014, the Company entered into an agreement with Kevin Mulhearn, under which Mr. Mulhearn agreed to reduce the amount then due under the Mulhearn Note to $125,000.

As of November 30, 2014, the total remaining balance outstanding of the Mulhearn Note was $125,000, net of discount of $0, and was classified as a long term liability in the consolidated balance sheet.

TCA Debenture

On October 20, 2014 (the “TCA Effective Date”), we borrowed an initial $1,900,000 from TCA Global Credit Master Fund, LP (“TCA”) and issued a senior secured convertible redeemable debenture to TCA in the original principal amount of $1,900,000 (the “TCA Debenture”) pursuant to the terms of a securities purchase agreement we entered into with TCA (the “TCA SPA”). We agreed to borrow up to maximum of $5,000,000 in one or more closings in TCA’s sole discretion (each a “Funding”) under the TCA SPA. Our subsidiaries, Office Supply Line, Inc., OSL Diversity Marketplace, Inc., OSL Rewards Corporation, and Go Green Hydroponics Inc. (“GGH”) (collectively the “Subsidiary Guarantors”) signed the TCA SPA as joint and several guarantors. We issued $223,500 worth of our unregistered shares of common stock to TCA upon the TCA Effective Date, in exchange for advisory services previously provided to us, with the price per share valued at the lowest volume weighted average price for our common stock for the 5 business days immediately prior to the TCA Effective Date (the “TCA Initial Shares”). We agreed to issue additional shares of our unregistered common stock to TCA in the event that TCA does not realize $223,500 of net proceeds from the sale of the TCA Initial Shares. The amount of additional shares issued would only be the amount required for TCA to meet the $223,500 threshold upon their sale. If after twelve months, TCA has not realized net proceeds totaling $223,500 from the sale of the TCA Initial Shares, and the additional shares if applicable, then we agreed to redeem TCA’s remaining shares upon written notice for an amount sufficient for TCA to reach the $223,500 threshold. Further, we agreed to pay a 2% transaction fee to TCA for each Funding, which will be subtracted from the principal amount of each respective Funding, as well as a one-time due diligence fee of $8,000 and legal fees of $15,000 to TCA. These fees were record as deferred financing fees in the amount of $70,005. The TCA SPA also contains additional covenants, representations, conditions precedent, and other provisions that are customary of securities purchase agreements.

We used $1,800,000 from the proceeds of the TCA Debenture to finance our purchase of GGH.

The TCA Debenture bears interest at the rate of 11% per annum, has a maturity date of October 20, 2015 (“TCA Maturity Date”), and was funded by TCA in cash on October 20, 2014. We may redeem the TCA Debenture at any time prior to the TCA Maturity Date, by giving written notice to TCA three business days beforehand, and by paying the entire outstanding amount plus related fees on the third business day. We agreed to make monthly payments of principal, interest, and a redemption premium in the amount of $11,400, subject to a 5% late charge if we do not pay within the 5 day grace period of each monthly payment.

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

Note 10 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of November 30, 2014, the total remaining balance outstanding was $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of November 30, 2014, the total remaining balance outstanding was $6,000.

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

As of November 30, 2014, the total remaining balance outstanding under the promissory note was $20,000 net of discount of $0.

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

As of November 30, 2014, the total remaining balance outstanding under the Demand Note was $50,000.

Note 11 – Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion features of certain of the Company’s convertible notes do not have a fixed settlement provision because conversion of the notes will be adjusted if the Company issues securities at lower prices in the future.

The Company was included the reset provisions in order to protect the holders of the notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of notes were separated from the host contract and recognized as a derivative instrument. The conversion feature of the notes have been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of November 30, 2014, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model, assuming maximum value. Maximum value was computed using the stock price on the date of the transaction and at each balance sheet date.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liabilities as of October 21, 2014 - Successor	$1,349,994
Change in the fair value of derivative liabilities	824,123
Settlement of derivative liability due to conversion of related notes	(259,992)
Settlement of derivative liability due to repayment of related notes	(38,170)
Debt discounts originated during the period	110,250
Derivative liabilities as of November 30, 2014 - Successor	$1,986,205

Note 12 – Capital Stock

There were no equity transactions related to the Predecessor Company.

Common Stock - Successor

Common Shares Issued for Employee Compensation

On November 11, 2014, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 10,050,000 shares of its restricted common stock valued at $271,350.

Common Shares Issued for Services from Outside Parties

On November 15, 2014, per terms of a consulting agreement the Company issued to a certain unaffiliated party a total of 107,143 shares of its restricted common stock valued at $3,750.

On October 22, 2014, the Company issued to TCA Global Credit Master Fund LP a total of 15,284,916 shares of its restricted common stock valued at $223,500 in exchange for advisory services.

Common Shares Issued for Cash

On October 21, 2014, the Company issued to a certain unaffiliated party a total of 3,571,428 shares of its restricted common stock valued at $0.0084 per share as a direct investment per a Securities Purchase Agreement. In addition, 1,000,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a four year life and have an exercise price of $0.02.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement. In addition, 100,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.05.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement. In addition, 100,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.05.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement. In addition, 100,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.05.

On October 24, 2014, the Company issued to a certain unaffiliated party a total of 421,407 shares of its restricted common stock valued at $0.0237 per share as a direct investment per a Securities Purchase Agreement. In addition, 100,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.05.

On October 27, 2014, the Company issued to a certain unaffiliated party a total of 1,322,751 shares of its restricted common stock valued at $0.0189 per share as a direct investment per a Securities Purchase Agreement. In addition, 300,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.04.

On October 27, 2014, the Company issued to a certain unaffiliated party a total of 105,820 shares of its restricted common stock valued at $0.0189 per share as a direct investment per a Securities Purchase Agreement. In addition, 25,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.04.

On October 31, 2014, the Company issued to a certain unaffiliated party a total of 1,322751 shares of its restricted common stock valued at $0.0189 per share as a direct investment per a Securities Purchase Agreement. In addition, 300,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.05.

On November 4, 2014, the Company issued to a certain unaffiliated party a total of 357,143 shares of its restricted common stock valued at $0.028 per share as a direct investment per a Securities Purchase Agreement. In addition, 100,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.04.

On November 26, 2014, the Company issued to a certain unaffiliated party a total of 840,336 shares of its restricted common stock valued at $0.0357 per share as a direct investment per a Securities Purchase Agreement. In addition, 300,000 common stock warrants were issued pursuant to the Securities Purchase Agreement. The warrants have a one year life and have an exercise price of $0.07.

Common Shares Issued upon Conversion of Convertible Notes and Accrued Interest

On October 27, 2014, the Company issued a total of 6,287,370 shares of its restricted common stock upon conversion of $28,577 of principal and $5,732 of accrued interest held by certain assignees of the Panache debt.

On November 17, 2014, the Company issued a total of 284,900 shares of its common stock upon conversion of $5,000 principal amount of the Company’s debt.

On November 21, 2014, the Company issued a total of 601,074 shares of its common stock upon conversion of $10,125 of principal and $424 of accrued interest of the Company’s liabilities.

On November 21, 2014, the Company issued a total of 2,716,749 shares of its restricted common stock upon conversion of $29,167 of principal and $11,856 of accrued interest held by an assignee of the Panache debt.

Common Shares Payable

Common shares payable represents contractual obligations incurred by the Company to issue common shares. The liability represents shares that have been earned but not yet issued either in certificate, electronic or book entry form.

	Successor		Predecessor
	November 30, 2014		August 31, 2014
	Shares	Amount	Shares	Amount

Shares due to employees	20,800,000	$661,200	-	$-
Shares due to debt holders	2,500,000	25,000	-	-
Shares due to consultants	150.000	4,050	-	-
	23,450,000	$690,250	-	$-

Note 13 – Stock Options and Warrants

There were no warrants or options issued or outstanding related to the Predecessor Company.

A summary of stock option activity for the three months ended November 30, 2014 is as follows:

Weighted
Average
	Number	Exercise
	of Options	Price
Balance outstanding, October 21, 2014 - Successor	-	$-
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, November 30, 2014 - Successor	-	$-
Balance exercisable, November 30, 2014 - Successor	-	$-

There were no options related to the Predecessor Company outstanding at August 31, 2014. Information relating to outstanding stock options of the Successor Company at November 30, 2014, summarized by exercise price is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	-	0	$-	-	$-

Stock Options Issued to Executives

Stock Option were granted to certain executives of the Successor Company on March 5, 2014 in conjunction with an Executive Agreement, under which Eric Kotch (former CFO), Eli Feder, Bob Rothenberg and Steven Gormley (Executives) exchanged all rights to past due employment compensation, equity, debt, and conversion rights, totaling in aggregate $1,357,300 for 35,000,000 stock options to purchase common stock, full indemnification protection from the Company, and release of any claims or liabilities through the date of the Executive Agreement. The Executives also agreed:

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

The 35,000,000 stock options, which vested immediately, had a two year life and were exercisable with no further consideration. The options were exercised on September 15, 2014 for a total of 35,000,000 of the Company’s restricted common stock.

Warrants

Summary of Warrants

A summary of warrant activity for the period from October 21, 2014 to November 30, 2014 is presented below:

		Average
	Number	Exercise
	of Warrants	Price
Balance outstanding, October 21, 2014 - Successor	10,357,333	$-
Warrants granted	1,439,347	0.038
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, November 30, 2014 - Successor	11,796,680	$0.026
Balance exercisable, November 30, 2014 - Successor	5,093,333	$-

Information relating to outstanding warrants of the Successor Company at November 30, 2014, summarized by exercise price is as follows:

	Outstandting			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	11,796,680	2.1	$0.026	5,093,333	$-

The aggregate intrinsic value of outstanding warrants as of November 30, 2014 was $461,801.

Note 14 – Management Services and Business Furniture and Equipment Lease Agreements

In connection with the operations of a dispensary in California, we entered into the following agreements with Sean Ridgley (“DRIP”), subsequently assigned to Drip in the Bucket Consulting, LLC on September 30, 2014.

Management Services Agreement.

The Company’s management services agreement with Drip in the Bucket Consulting (the “Drip Management Agreement”) whereby Drip in the Bucket Consulting appointed the Company as its sole and exclusive agent for the management of the business affairs of Ridgley’s business (the “Business”). Drip in the Bucket Consulting is future planning for operating a dispensary in California. Drip in the Bucket Consulting agreed to pay the Company $75,000 per month. The term of the agreement is for an initial term of five years and will be automatically renewed for three successive five year periods. The Company will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by the Company for the operation of the Business. The Company will provide or arrange for all marketing plans, creation of logos & trademarks, all process and future planning documents, all printing, stationery, forms, postage, duplication or photocopying services, payroll, and other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection.

In addition, the Company entered into an a consulting agreement with Sean Ridgley (“Ridgley”) whereby Ridgley agreed to provide us with contract and business development services for a period of thirty-six (36) months. As compensation for his services, we agreed to issue Mr. Ridgley 250,000 shares of our unregistered common stock (which shares were issued on May 15, 2014), a cash payment of $15,000 net of all applicable taxes, state, federal, or otherwise for hours expended each month, 50,000 shares of our unregistered common stock which shall be issued to Ridgley within ten (10) business days of his request for each month of service, and reimbursement for previously approved expenses incurred by Ridgley in connection with providing the services to us under the Consulting Agreement.

Note 15 – Commitments and Contingencies

Litigation

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

Note 16 – Income Taxes

As of November 30, 2014 and August 31, 2014, as a result of the acquisition of GGH, the Company recorded non-deductible goodwill in the amount of $594,322.There were no other differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred tax assets. Net operating loss carry forwards were $9,986,584 and $0 as of November 30, 2014 (Successor) and August 31, 2014 (Pedecessor), respectively, and will begin expiring in 2030.

Deferred tax assets consisted of the following as of November 31, 2014 and August 31, 2014:

	Successor	Predecessor
	2014	2014
Net operating losses	$3,495,304	$-
Valuation allowance	(3,495,304)	-
Net deferred tax assets	$-	$-

Note 17 – Subsequent Events

Issuance of Unregistered Shares of Common Stock

On December 5, 2014, we issued to a certain unaffiliated party a total of 892,858 shares of our restricted common stock valued at $0.0280 per share, in exchange for an investment of $25,000.

On December 15, 2014, we made three separate issuances to certain affiliated parties for a total of 10,050,000 shares of our restricted common stock valued at $0.0050 per share. Each of the three issuances was for 3,350,000 shares for payment of a bonus pursuant to the terms of their respective employment agreements with us.

On December 17, 2014, we issued to a certain unaffiliated party a total of 461,538 shares of our common stock valued at $0.0163 per share upon conversion of $7,500 principal of our debt.

On December 19, 2014, we issued to a certain unaffiliated party a total of 1,000,000 shares of our common stock valued at $0.0083 per share upon conversion of $8,333 principal of our debt .

On December 23, 2014, we issued to a certain unaffiliated party a total of 1,674,275 shares of our common stock valued at $0.0226 per share upon conversion of $16,666.67 principal of our debt .

On December 24, 2014, we issued to a certain unaffiliated party a total of 1,111,111 shares of our common stock valued at $0.0117 per share upon conversion of $13,000 principal of our debt .

On December 30, 2014, we issued to a certain unaffiliated party a total of 3,000,000 shares of our common stock valued at $0.0071 per share upon conversion of $20,374.59 principal and $935.52 accrued interest of our debt .

On December 31, 2014, we issued to a certain unaffiliated party a total of 7,600,000 shares of our restricted common stock valued at $0.0132 per share, in exchange for an investment of $100,000.

On January 5, 2015, we issued to two unaffiliated parties a total of 2,397,569 shares of our common stock valued at $0.0117 per share upon conversion of $24,625 principal and $775.89 accrued interest of our debt.

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

Recent Developments

On May 26, 2014 we entered into a Management Services Agreement which was assigned to Drip in the Bucket Consulting, LLC on September 30, 2014 (“DRIP”), who agreed to pay us $75,000 per month to act as his sole and exclusive agent for the management of the business affairs of their business. Under the terms of this agreement, we will arrange for the business to lease, acquire, or otherwise procure a location reasonably acceptable to the business. We will provide all equipment, fixtures, office supplies, furniture, and furnishings deemed reasonably necessary by us for the operation of the business. We will provide or arrange for marketing plans, creation of logos & trademarks, all process and future planning documents, all printing, stationery, forms, postage, duplication or photocopying services, payroll, other support services as are reasonably necessary and appropriate for the operation of the business, including billing and collection and certain advertising and promotion services.

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

As we continue to grow, we are in the development of a multi-tier, on-line cross platform social network and information repository solution that will enable legal marijuana dispensaries and hydroponic gardening supply retailers to manage marketing, lead generation, and retail discovery.  The platform is expected to become an ad supported online extension of our recently acquired Go Green Hydroponics retail operations and other vertical venders and will enable local and hyper local search with advanced querying capabilities when it is expected to launch after the second quarter of fiscal 2015.  Designs for the platform include a comprehensive B2B and B2C portal and a social network with planned user generated content features. We plan to launch both a web based and mobile platform that will enable dispensaries and patrons to manage and search while on the go.  Planned community and social features will allow patrons to share experiences and provide feedback to the dispensaries and community.

We believe that these initiatives will enable us to achieve growth in our partner and customer base leading to increasing revenues in fiscal 2015.

Combined Results Regarding Go Green Acquisition

On October 20, 2014 we acquired Go Green for $1.8 million subject to certain post-closing adjustments based on a target working capital amount and closed on a debt financing transaction in the amount of $1.9 million, the proceeds of which were used to fund the Go Green acquisition and for the Company’s working capital purposes. See Note 2 and Note 9 of the Company’s financial statements appearing elsewhere in this report. To provide a more meaningful basis for comparing the results of operations for the three months ended November 30, 2014 to the corresponding prior year period, we have presented financial information for the three months ended November 30, 2014 that reflects the combination of the results for the 2014 Predecessor and Successor Periods. The combination of Predecessor and Successor Periods is not permitted by U.S. GAAP and has not been prepared with a view towards complying with Article 11 of SEC Regulation S-X.

Results of Operations

Comparison of the Three Months Ended November 30, 2014 and 2013

Total Revenues

Total revenues were $1,058,356 and $488,109 for the three months ended November 30, 2014 and 2013, respectively. The revenues were primarily a result of the Go Green acquisition, with the increase due to strong sales growth. In addition, revenue of $77,500 was derived from DRIP (see Recent Developments above in this Item 2).

Cost of Merchandise Sold and Gross Profit (Loss)

Cost of merchandise sold arising from the Go Green acquisition was $981,918 and $384,082 for the three months ended November 30, 2014 and 2013, respectively. The gross profit percentage on cost of merchandise sold, excluding the effect of purchase accounting noncash adjustments, was 22 percent for the three months ended November 30, 2014 compared to 21 percent for the corresponding prior year period.

General and Administrative

General and administrative expenses increased $777,127 to $846,273 for the three months ended November 30, 2014 from $69,146 for the corresponding prior year period. The increase related to noncash stock-based compensation expense related to common shares issued to Company executives as bonuses or as part of their employment agreements for $271,350, as well as increases in salaries expense of $265,166 and professional fees of $227,822.

Acquisition Costs

Acquisition costs in connection with the Go Green transaction of $253,495 consisted of professional fees and other related costs for the current three-month period.

Interest Expense

Interest expense was $95,214 and $0 for the three months ended November 30, 2014 and 2013, respectively, as no interest is reflected for OSL for the prior year period under Predecessor accounting rules.

Gain on Settlement of Debt

Gain on settlement of debt was $38,170 and $0 for the three months ended November 30, 2014 and 2013, respectively. The change is reported in the statements of operations.

Change in Value of Derivative Liability

Loss on derivative liabilities was $824,123 and $0 for the three months ended November 30, 2014 and 2013, respectively. This change in derivative liability is a noncash expense reported in the statements of operations.

Net Income (Loss)

Our net income (loss) for the three months ended November 30, 2014 and 2013 was ($1,891,446) and $34,881, respectively. Our net loss for the current three-month period was attributable to our limited revenue to date that was more than offset by general and administrative expenses, acquisition costs and the change in value of our derivative liabilities, as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company remains in the start-up stage and has not generated significant revenues since inception. It has experienced recurring operating losses and negative cash flows from operations since its inception. It also has a working capital and stockholders’ deficit of $619,601 and $5,013,269, respectively, at November 30, 2014. We have $36,611 cash on hand. We expect a burn rate of at least $50,000 per month and will need to raise at least $600,000 in 2015 to remain in business, for which we can give no assurance of success. Due to the "start-up" nature of our business, we expect to incur losses as and if we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has incurred and continues to incur substantial indebtedness to finance its operations. As of November 30, 2014 the Company’s total current liabilities were $6,654,051, with a working capital deficit of $619,601. See Note 7 – Advances from Related Parties, Note 8 – Convertible Notes, Note 9 – Promissory Notes, Note 10 – Promissory Notes with Related Parties, and Note 11 – Derivative Liabilities of the Company’s financial statements appearing elsewhere in this report.

Net cash provided by (used in) operating activities was ($378,666) and $38,358 for the three months ended November 30, 2014 and 2013, respectively. Cash was primarily used to fund our current period net loss from operations.

Net cash used in investing activities was $1,363,033 and $0 for the three months ended November 30, 2014 and 2013, respectively. Cash of $1,408,033 was used for the Go Green acquisition, net of cash acquired.

Net cash provided by financing activities was $1,875,328 and $0 for the three months ended November 30, 2014 and 2013, respectively. During the three months ended November 30, 2014, we received $1,900,000 from our senior secured convertible redeemable debenture to TCA Global Credit Master Fund, LP to fund the Go Green transaction, which was partially offset by $70,005 paid to obtain the financing. We also received $162,000 from issuances of common stock that was partially offset by repayments of promissory notes (including related parties) and convertible notes totaling $26,667. Further, we had distributions to shareholders of $80,000.

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

The Company will require additional capital, either through debt or private placements, to meet its substantial debt obligations and execute its business plan. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company’s independent certified public accountants have stated in their audit report for the year ended August 31, 2014, that the Company has no current source of revenue and, without realization of additional capital it would be unlikely for the Company to continue as a going concern. If the Company is not successful in raising the necessary capital, then the Company believes that its independent certified public accountants would issue an opinion with a similar going concern modification regarding the Company’s financial condition.

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

Our significant accounting policies are summarized in Note 4 of our condensed consolidated financial statements included in this report. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended November 30, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2014, OSL Holdings, Inc. (“we,” “us,” “our,” or “Company”) made two separate issuances to certain unaffiliated parties for a total of 1,428,571 shares of our restricted common stock valued at $0.0189 per share. The first issuance was for 1,322.751 shares, and the second issuance was for 105,820 shares, in exchange for a direct investment of $25,000 and $2,000 respectively.

On October 31, 2014, we issued to a certain unaffiliated party a total of 1,322,751 shares of our restricted common stock valued at $0.0189 per share, in exchange for an investment of $25,000.

On November 4, 2014, we issued to a certain unaffiliated party a total of 357,143 shares of our restricted common stock valued at $0.0280 per share, in exchange for an investment of $10,000.

On December 5, 2014, we issued to a certain unaffiliated party a total of 892,858 shares of our restricted common stock valued at $0.0280 per share, in exchange for an investment of $25,000.

On December 15, 2014, we made three separate issuances to certain affiliated parties for a total of 10,050,000 shares of our restricted common stock valued at $0.0050 per share. Each of the three issuances was for 3,350,000 shares for payment of a bonus pursuant to the terms of their respective employment agreements with us.

On December 17, 2014, we issued to a certain unaffiliated party a total of 461,538 shares of our common stock valued at $0.0163 per share upon conversion of $7,500 principal of our debt.

On December 19, 2014, we issued to a certain unaffiliated party a total of 1,000,000 shares of our common stock valued at $0.0083 per share upon conversion of $8,333 principal of our debt .

On December 23, 2014, we issued to a certain unaffiliated party a total of 1,674,275 shares of our common stock valued at $0.0226 per share upon conversion of $16,666.67 principal of our debt .

On December 24, 2014, we issued to a certain unaffiliated party a total of 1,111,111 shares of our common stock valued at $0.0117 per share upon conversion of $13,000 principal of our debt .

On December 30, 2014, we issued to a certain unaffiliated party a total of 3,000,000 shares of our common stock valued at $0.0071 per share upon conversion of $20,374.59 principal and $935.52 accrued interest of our debt .

On December 31, 2014, we issued to a certain unaffiliated party a total of 7,600,000 shares of our restricted common stock valued at $0.0132 per share, in exchange for an investment of $100,000.

On January 5, 2015, we issued to two unaffiliated parties a total of 2,397,569 shares of our common stock valued at $0.0117 per share upon conversion of $24,625 principal and $775.89 accrued interest of our debt .

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, and/or Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSL Holdings, Inc.

Date: January 20, 2015	By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg, Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2015	By:	/s/ Thomas D’Orazio
Thomas D’Orazio, Chief Financial Officer
(Principal Financial and Accounting Officer)

