Form 10-Q
period 2015-02-28
OSL Holdings Inc.
filed 2015-04-20
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 14, 2015 there were 641,938,303 shares of common stock, $.001 par value, outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of February 28, 2015 and August 31, 2014 (Unaudited)	F-1
	Condensed Consolidated Statements of Operations for the three months ended February 28, 2015 and 2014 (Unaudited)	F-2
	Condensed Consolidated Statements of Operations for the Period from September 1, 2014 to October 20, 2014, the Period from October 21, 2014 to February 28, 2015, and six months ended February 28, 2014 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Period from September 1, 2014 to October 20, 2014, the Period from October 21, 2014 to February 28, 2015, and six months ended February 28, 2014 (Unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mine Safety Disclosures	11
Item 5	Other Information	11
Item 6.	Exhibits	11
	SIGNATURES	12

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

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

●	Our ability to continue as a going concern.

●	Our limited operating history, ability to achieve profitability and history of losses.

●	Our need for significant additional capital to fund our business plan.

●	Our ability to attract merchants and members to our customer rewards program.

●	Economic conditions that have an adverse effect on consumer spending.

●	The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations and the impact of penny stock rules on the liquidity of our common stock.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	February 28, 2015	August 31, 2014
ASSETS
Current Assets:
Cash	$118,081	$121,061
Accounts receivable, net	440,474	-
Inventory	456,790	676,031
Prepaid expenses and other current assets	14,544	2,478
Total current assets	1,029,889	799,570

Property and equipment, net	23,317	15,991

Goodwill	594,322	-
Indefinite-lived intangible - trademark	100,000	-
Deferred financing fees	44,879	-
Deposits	36,725	-
Total assets	$1,829,132	$815,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,501,911	$97,574
Accrued officers compensation	430,104	-
Advances from related parties	10,600	-
Promissory notes with related parties	100,000	-
Convertible notes, net of $112,247 discounts	171,063	-
Promissory notes, net of $3,483 discounts	2,076,517	-
Derivative liabilities	2,574,312	-
Common shares payable	753,290	-
Total current liabilities	7,617,797	97,574
Total liabilities	7,617,797	97,574

Commitments and contingencies

Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value, 1,000,000 shares authorized, 6 shares issued and outstanding - Successor	-	-
Common stock, $.001 par value, 649,000,000 shares authorized, 465,879,052 shares issued and outstanding - Successor	465,383	-
Common stock - no par, 1,500 shares issued and outstanding - Predecessor	-	1,500
Additional paid-in capital	20,196,519	-
Retained earnings (accumulated deficit)	(26,450,567)	716,487
Total stockholders’ equity (deficit)	(5,788,665)	717,987
Total liabilities and stockholders’ equity (deficit)	$1,829,132	$815,561

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	Three months	Three months
	Ended	Ended
	February 28, 2015	February 28, 2014

Merchandise sales	$1,005,395	$604,278
Management fee income	225,000	-
Total revenues	1,230,395	604,278
Cost of mechandise sold	803,671	443,254
Gross profit	426,724	161,024

General and administrative expenses	1,807,151	210,507
Acquisition costs	171,531	-
Total operating expenses	1,978,682	210,507

Operating loss	(1,551,958)	(49,483)

Change in value of derivative liability	(1,089,636)	-
Other income	25,000	-
Interest expense	(504,526)	-
Other expense, net	(1,569,162)	-

Net loss	$(3,121,120)	$(49,483)

Net loss per common share:
Net loss per common share - basic and diluted	$(0.01)	$(32.99)
Weighted average common
shares outstanding - basic and diluted	402,610,089	1,500

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Six-month period
	Successor	Predecessor
	Period from	Period from	Six months
	October 21, 2014	September 1, 2014	Ended
	to February 28, 2015	to October 20, 2014	February 28, 2014

Merchandise sales	$1,479,583	$506,668	$1,092,386
Management fee income	302,500	-	-
Total revenues	1,782,083	506,668	1,092,386
Cost of mechandise sold	1,411,102	374,485	827,424
Gross profit	370,981	132,183	264,962

General and administrative expenses	2,597,227	56,195	279,566
Acquisition costs	425,026	-	-
Gain on disposal of assets	(4,718)	-	-
Total operating expenses	3,017,535	56,195	279,566

Operating income (loss)	(2,646,554)	75,988	(14,604)

Change in value of derivative liability	(1,913,759)	-	-
Gain on settlement of derivative liability	38,170	-	-
Other income	33,333	-	-
Interest expense	(599,741)	-	-
Other expense, net	(2,441,997)	-	-

Net income (loss)	$(5,088,551)	$75,988	$(14,604)

Net income (loss) per common share:
Net income (loss) per common share - basic and diluted	$(0.01)	$50.66	$(9.74)
Weighted average common
shares outstanding - basic and diluted	386,911,741	1,500	1,500

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-month period
	Successor	Predecessor
	Period from	Period from	Six months
	October 21, 2014	September 1, 2014	Ended
	to February 28, 2015	to October 20, 2014	February 28, 2014
Cash flows from operating activities:
Net income (loss)	$(5,088,551)	$75,988	$(14,604)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued to officers for compensation and services	1,374,454	-	-
Stock issued for acquisition expenses	223,500	-	-
Stock issued for services	31,231	-	-
Gain on settlement of derivative liability	(38,170)	-	-
Change in fair value of derivative liabilities	1,913,759	-	-
Depreciation	783	77	175
Amortization of note discounts	470,817	-	-
Amortization of deferred financing fees	25,126	-	-
Gain on disposal of assets	(4,718)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(253,474)	-	-
Inventory	414,649	22,452	(33,544)
Prepaid expenses and other current assets	(36,995)	1,671	2,826
Accounts payable and accrued expenses	170,428	76,830	60,771
Accrued compensation - officers	200,347	-	-
Net cash provided by (used in) operating activities	(596,814)	177,018	15,624

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,408,033)	-	-
Proceeds from the disposal of property and equipment	45,000
Purchases of property and equipment	(4,900)	-	-
Net cash used in investing activities	(1,367,933)	-	-

Cash flows from financing activities:
Advances from (to) related parties, net	(2,500)	-	-
Cash received on issuances of convertible notes	47,500	-	-
Cash received from promissory notes - related party	20,000	-	-
Repayment of convertible notes	(16,667)
Cash received on issuances of promissory notes	1,900,000	-	-
Repayments of promissory notes	(75,000)	-	-
Repayment on promissory note - related party	(27,500)
Cash received on issuances of common stock	307,000	-	-
Distributions to shareholders	-	(80,000)	-
Cash paid to obtain financing	(70,005)	-	-
Net cash provided by (used in) financing activities	2,082,828	(80,000)	-
Net increase in cash and cash equivalents	118,081	97,018	15,624
Cash and cash equivalents at beginning of period	-	121,061	125,033
Cash and cash equivalents at end of period	$118,081	$218,079	$140,657

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	73,559	-	-
Income taxes	-	-	-

Non-cash financing activities:
Common shares issued upon conversion of convertible debt
and accrued interest	480,814	-	-
Reclassification of derivative liabilities to additional paid-in capital	959,021	-	-
Debt discounts originated from derivative liabilities	307,750	-	-
Reclassification of common stock to common stock issuable	23,000	-	-

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

On October 20, 2014, the Company acquired Go Green Hydroponics Inc. (“GGH”) for $1,800,000 subject to certain post-closing adjustments based on a target working capital amount. Also on that date the Company closed on a debt financing transaction in the amount of $1,900,000 the proceeds of which were used to fund the GGH acquisition and for the Company’s working capital purposes. See Note 2 and Note 9.

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

As a result of the Company’s push-down of its investment basis in GGH arising from the transaction described in Note 2 below, a new basis of accounting was created on October 20, 2014. In these condensed consolidated financial statements, the results of operations and cash flows of GGH for the periods ended on or prior to October 20, 2014 and the financial position of GGH as of balance sheet dates on or prior to October 20, 2014 are referred to herein as “Predecessor” financial information, and the results of operations and cash flows of OSL/GGH for periods beginning on October 21, 2014 and the financial position of OSL/GGH as of October 21, 2014 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – OSL/GGH Transaction

On October 20, 2014, the Company purchased all of the outstanding common stock of Go Green Hydroponics Inc. (“GGH”, “Go Green”, or “Predecessor”) for a gross amount of $1,800,000, before a working capital adjustment, pursuant to which GGH became the predecessor to the Company.

In conjunction with the execution of the GGH acquisition, the Company entered into a debt financing arrangement for $1,900,000. For additional information, see Note 9.

Direct transaction costs associated with the GGH acquisition were $253,495. These costs included $223,500 in common stock issued to TCA Global Credit Master Fund, LP in exchange for advisory services related to the acquisition, and various professional fees and other related costs. These acquisition costs have been expensed as incurred and classified within operating expenses in accordance with the accounting guidance. These transaction costs were substantially all incurred at the time of the acquisition. In addition, during the three months ended February 28, 2015, we recorded additional expense of $171,531 due to a make-whole provision in the TCA advisory services fee agreement. See Note 9.

The GGH transaction has been accounted for using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. This allocation is preliminary and subject to adjustment based on final assessment of the fair values of the acquired identifiable assets and liabilities. The preliminary fair value of assets and liabilities that were pushed down to GGH was determined by management. Although most of the items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include intangible assets, specifically one trade name, and goodwill. The adjustments, if any, arising out of the completion of the purchase price allocation will not impact cash flows.

A summary of the preliminary purchase price and opening balance sheet pushed down to GGH as of the October 20, 2014 acquisition date is presented in the table below:

Gross purchase price	$1,800,000
Net working capital adjustment	(173,889)
Net purchase price	$1,626,111

Assets acquired and liabilities assumed were as follows:

Cash	$218,078
Inventory (a)	871,439
Other current assets	2,624
Property and equipment	15,914
Indefinite-lived intangible asset - trade name (b)	100,000
Goodwill (c)	594,322
Accounts payable and accrued expenses	(125,012)
Other current liabilities	(51,254)
Net assets acquired	$1,626,111

(a)	The fair value of inventory reflects an increase of $217,860 from its cost value and was based on an appropriate inventory markup percentage as of the acquisition date.

(b)	This reflects the Go Green trade name that the Company has fair valued utilizing the relief-from-royalty method on the basis that a trade name has a fair value equal to the present value of the royalty income attributable to it. Under this method a benchmark royalty rate is multiplied by the net revenue anticipated from the trade name over the course of the estimated life of the trade name to derive an estimate of the royalty income that could be generated hypothetically by licensing the subject trade name, in an arm’s-length transaction, to a third party. Net revenue used for the valuation of the Go Green trade name is based on management’s forecasts. The Company has determined that the trade name has an indefinite useful life because Go Green is one of the most highly regarded brands in the hydroponics industry and continues to be a profitable business experiencing significant sales growth. The Company plans to continue to make investments to enhance the value of the Go Green trade name into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that it believes would limit the useful life of the trade name.

(c)	The goodwill recognized in conjunction with the GGH transaction is primarily attributable to strategic benefits, including enhanced financial and operational scale, market diversification, customer service and customer satisfaction, and substantial synergies that are expected to be achieved through implementation of GGH’s new technologies in the hydroponics industry.

The Company will review its goodwill and indefinite-lived intangible assets annually for impairment, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amounts of goodwill and the Go Green trade name exceed their fair value, an impairment charge would be recognized in an amount equal to that excess.

Since the Company did not make the Internal Revenue Code Section 338(g) election in connection with the taxable stock acquisition of GGH as the tax cost to the Company exceeded the present value of tax savings from such an election, the Company does not receive a stepped-up tax basis in either the acquired net assets to fair value or GGH’s common stock but, rather, a carryover basis. Accordingly, the goodwill and intangible assets that were recognized for accounting purposes arising from the acquisition are not deductible for income tax purposes.

Note 3 – Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, and has working capital and stockholders’ deficiencies. These circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has $118,081 on hand and therefore must rely on additional financing to fund ongoing operations. Over the next twelve months, the Company expects a burn rate of at least $65,000 per month and will need to raise additional capital by the end of the year of 2015 to remain in business. We can give no assurance that our efforts to raise additional capital in the future will be successful. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of OSL Holdings Inc. and its wholly owned subsidiaries, Go Green Hydroponics Inc., OSL, OSL Diversity Marketplace, Inc., OSL Rewards Corporation, Red Rock Pictures Inc. and Studio Store Direct Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. The balance of book overdrafts included in accounts payable was $2,229 and $0 at February 28, 2015 and August 31, 2014, respectively.

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

The following table summarizes bad debt expense which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Goodwill and Intangible Assets

Goodwill reflects the excess of the acquisition cost of GGH over the fair value of tangible and identifiable intangible assets as determined upon the acquisition date. The Company recorded $594,322 of goodwill as a result of the acquisition. The goodwill is non-deductible for tax purposes.

Identifiable intangible assets consist of GGH’s trade name. The trade name is an indefinite-lived intangible asset and consequently is not amortized.

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

Revenue Recognition

Revenue is recognized from merchandise sales at the time the customer takes possession of the merchandise and collectability is reasonably assured. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded.

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

The carrying value of the Company’s cash, accounts payable and accrued liabilities, advances from related parties, promissory notes with related parties, convertible notes and promissory notes, approximates fair value because of the short-term maturity of these instruments.

The following table presents financial liabilities of the Company measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of February 28, 2015 and August 31, 2014, respectively.

	Level 1	Level 2	Level 3

Fair value of derivative liabilities - February 28, 2015 - Successor	$-	$-	$2,574,312

Fair value of derivative liabilities - August 31, 2014 - Predecessor	$-	$-	$-

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260 - Earnings per Share, which requires disclosure in the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss of the Successor Company for the three months ended February 28, 2015 and the period from October 21, 2014 to February 28, 2015, basic and diluted loss per share is the same. For the Predecessor Company period from September 1, 2014 to October 20, 2014 and the Predecessor Company’s three and six months ended February 28, 2014, there were no dilutive securities issued or outstanding.

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

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	Successor	Predecessor
	February 28, 2015	August 31, 2014
Furniture and fixtures	$9,200	$4,300
Machinery and equipment	19,043	15,919
Transportation equipment	21,950	21,950
Leasehold improvements	13,700	13,700
	63,893	55,869
Less: accumulated depreciation and amortization	(40,576)	(39,878)
Property, plant and equipment, net	$23,317	$15,991

The table below presents depreciation expense for the periods presented.

	Three-month period		Six-month period
	Successor	Predecessor	Successor	Predecessor	Predecessor
Classification in	Three months	Three months	Period from	Period from	Six months
the Statement	Ended	ended	October 21, 2014 to	September 1, 2014 to	ended
of Operations	February 28, 2015	February 28, 2014	February 28, 2015	October 20, 2014	February 28, 2014
Cost of merchadise sold	$77	$88	$232	$77	$175
General and administrative	260	-	551	-	-
Total depreciation expense	$337	$88	$783	$77	$175

Note 6 – Accrued Officers Compensation

As of February 28, 2015 and August 31, 2014, the Company had accrued compensation for its officers in amounts of $430,104 and $0, respectively. Under the terms of their employment agreements that were executed during the year ended August 31, 2014, the balance is convertible at a 70% discount of the average trading price 5 days prior to conversion.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the liabilities should be classified as derivative liabilities. The derivative liabilities are subsequently measured at fair value at the end of each reporting period with the change in fair value recorded in earnings. The Company determined the fair value of the embedded conversion feature as of February 28, 2015 and August 31, 2014 to be $1,664,918 and $0.

The following table presents loss on derivatives that resulted from the change in fair value of the conversion features of the accrued officer’s compensation:

	Three-month period		Six-month period
	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three months	Three months	Period from	Period from	Six months
	ended	ended	October 21, 2014 to	September 1, 2014 to	ended
	February 28, 2015	February 28, 2014	February 28, 2015	October 20, 2014	February 28, 2014
Loss on derivatives	$860,656	$-	$(1,068,457)	$-	$-

Note 7 – Advances from Related Parties

The Company periodically receives funding from certain related parties to help fund its cash operating needs. The balance outstanding as of February 28, 2015 and August 31, 2014 was $10,600 and $0, respectively. The loans are non-convertible, non-interest bearing, unsecured and due on demand.

For the period from October 21, 2014 to February 28, 2015, the period from September 1, 2014 to October 20, 2014, and six months ended February 28, 2014, the Company repaid $2,500, $0, and $0, respectively, of net advances from related parties.

Note 8 – Convertible Notes

Convertible notes consisted of the following:

		Successor	Predecessor
		February 28, 2015	August 31, 2014
Convertible notes - Panache	(A)	$10,000	$-
Convertible notes - Adar Bays	(B)	5,067	-
Convertible notes - LG Capital Fund	(C)	4,000	-
Convertible notes - Union Capital	(D)	67,493	-
Convertible notes - Typenex Co.	(E)	96,750	-
Convertible notes - JSJ Investments	(F)	100,000	-
Less: note discounts		(112,247)
Convertible notes, net of discounts		171,063	-
Less: current portion		(171,063)	-
Convertible notes, net of discounts - non-current		$-	$-

(A) - Panache Capital, LLC

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

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$120,217	$-	$120,217
Conversions	22,261,727	$0.004	(93,550)	-	(93,550)
Repayments			(16,667)	-	(16,667)
Amortization			-	-	-
Balance - February 28, 2015			$10,000	$-	$10,000

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$206,771
Change in the fair value of derivative liabilities	182,480
Reclassification to APIC due to conversion of related notes	(327,017)
Gain on settlement of derivative liability due to repayment of related notes	(38,170)
Derivative liabilities as of February 28, 2015 - Successor	$24,064

(B) - Adar Bays, LLC

On May 12, 2014, the Company issued an unsecured convertible promissory note to Adar Bays, LLC (an accredited investor) in the principal amount of $55,125. The note was issued at a discount of 5%, in exchange for $52,500 cash consideration and bears interest at 8% per annum. The note matures on May 13, 2015. The note became convertible 180 days from the issuance date.

The conversion price was based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$55,125	$-	$55,125
Discounts originated			$-	$(55,125)	(55,125)
Conversions	4,013,559	$0.014	(55,125)	-	(55,125)
Amortization			-	55,125	55,125
Balance - February 28, 2015			$-	$-	$-

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the Adar Bays Note to be $113,077. The Company recorded a corresponding debt discount of $55,125 and loss on derivatives of $57,952.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	55,125
Change in the fair value of derivative liabilities	31,864
Reclassification to APIC due to conversion of related notes	(86,989)
Derivative liabilities as of February 28, 2015 - Successor	$-

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

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$50,000	$-	$50,000
Discounts originated			-	(50,000)	(50,000)
Conversions	12,895,806	$0.003	(44,933)	-	(44,933)
Amortization			-	47,042	47,042
Balance - February 28, 2015			$5,067	$(2,958)	$2,109

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the Adar Bays Note to be $74,433. The Company recorded a corresponding debt discount of $50,000 and loss on derivatives of $24,433.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	50,000
Change in the fair value of derivative liabilities	51,411
Reclassification to APIC due to conversion of related notes	(91,734)
Derivative liabilities as of February 28, 2015 - Successor	$9,677

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

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$55,125	$-	$55,125
Discounts originated			-	(55,125)	(55,125)
Conversions	4,918,194	$0.010	(51,125)	-	(51,125)
Amortization			-	53,281	53,281
Balance - February 28, 2015			$4,000	$(1,844)	$2,156

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the LG Note to be $113,077. The Company recorded a corresponding debt discount of $55,125 and loss on derivatives of $57,952.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	55,125
Change in the fair value of derivative liabilities	34,568
Reclassification to APIC due to conversion of related notes	(82,054)
Derivative liabilities as of February 28, 2015 - Successor	$7,639

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

In connection with preparing its financial statements for the three months ended February 28, 2015, the Company discovered an error related to an overstatement of its convertible notes. During the year ended August 31, 2014, the Company overstated its convertible debt and understated its additional paid-in capital by $54,219.

The Company corrected this error during the three months ended February 28, 2015, rather than in the period in which it originated, because the amount of the error, individually and in the aggregate, was not material to the Company’s financial statements for the affected periods.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$54,219	$-	$54,219
Reclassification to APIC			(54,219)	-	(54,219)
Balance - February 28, 2015			$-	$-	$-

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

Pursuant to the terms of the note, the Company initially reserved 8,000,000 shares of its common stock for conversions under this note (the “Share Reserve”). The Share Reserve is to be replenished as needed. Union Capital will initially submit a conversion notice/request for a tranche of shares to be issued with an agreed to conversion price equal to $1000 (an “Initial Tranche Request”). The shares that are the subject to the Initial Tranche Request may be subsequently reconverted and repriced as follows: (i) Union Capital shall immediately reduce the outstanding balance of the Note by $1,000 and simultaneously send to the Company a live” or “repriced” conversion notice for the $1,000 priced using the conversion formula set forth above (ii) As the balance of the shares in the Initial Tranche Request are converted via the delivery of the “live” or “repriced” conversion notice, the balance of the note shall be reduced using the repriced conversion value. Upon full conversion of this note, any shares remaining in the share reserve shall be cancelled. As of February 28, 2015, there were 5,687,623 shares remaining in the Share Reserve.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$50,000	$-	$50,000
Discounts originated			-	(50,000)	(50,000)
Conversions	6,312,377	$0.005	(32,507)	-	(32,507)
Amortization			-	39,788	39,788
Balance - February 28, 2015			$17,493	$(10,212)	$7,281

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the Union Capital Note to be $74,433. The Company recorded a corresponding debt discount of $50,000 and loss on derivatives of $24,433.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	50,000
Change in the fair value of derivative liabilities	33,951
Reclassification to APIC due to conversion of related notes	(50,542)
Derivative liabilities as of February 28, 2015 - Successor	$33,409

On February 17, 2015, the Company issued a third unsecured convertible promissory note to Union Capital in the principal amount of $50,000. The note bears interest at 8% per annum. The note matures on June 16, 2015. From the date of issuance until the maturity date, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company. The Company received net proceeds from the note of $47,500 after the payment of $2,500 in legal fees. These legal fees were recorded as a debt discount.

Pursuant to the terms of the note, the Company initially reserved 8,000,000 shares of its common stock for conversions under this note (the “Share Reserve”). The Share Reserve is to be replenished as needed. Union Capital will initially submit a conversion notice/request for a tranche of shares to be issued with an agreed to conversion price equal to $1000 (an “Initial Tranche Request”). The shares that are the subject to the Initial Tranche Request may be subsequently reconverted and repriced as follows: (i) Union Capital shall immediately reduce the outstanding balance of the Note by $1,000 and simultaneously send to the Company a live” or “repriced” conversion notice for the $1,000 priced using the conversion formula set forth above (ii) As the balance of the shares in the Initial Tranche Request are converted via the delivery of the “live” or “repriced” conversion notice, the balance of the note shall be reduced using the repriced conversion value. Upon full conversion of this note, any shares remaining in the share reserve shall be cancelled.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$-	$-	$-
Borrowed			50,000	-	50,000
Discounts originated			-	(50,000)	(50,000)
Amortization			-	4,750	4,750
Balance - February 28, 2015			$50,000	$(45,250)	$4,750

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the Union Capital Note to be $92,308. The Company recorded a corresponding debt discount of $47,500 and loss on derivatives of $44,808.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	47,500
Change in the fair value of derivative liabilities	47,991
Derivative liabilities as of February 28, 2015 - Successor	$95,491

(E) – Typenex Co.

On July 1, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $535,000 (the “Typenex Note”) and warrants to purchase shares of the Company’s common stock for an aggregate of $267,503 (the “Typenex Warrants”). The Typenex Note matures on September 30, 2015 and carried an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note. Interest is payable on the Typenex Note at 10% per annum. The Typenex Note is exercisable in seven (7) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $137,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded by way of a $125,000 initial cash payment to the Company on July 1, 2014, $7,500 of OID and $5,000 in transaction costs, and (ii) six (6) additional Tranches by way of a promissory note issued by Typenex in favor of the Company (each, an “Investor Note”) in the amount of $66,250, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.07, and (ii) 70% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 70% to 65%). On the date that is twenty trading days (a “True-Up Date”) from each date the Company delivers installment conversion shares to Typenex, there shall be a true-up where OSL shall deliver to Typenex additional shares (“True-Up Shares”) if the conversion price as of the True-Up Date is less than the conversion price used in the applicable initial Tranche conversion.

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

Under and concurrently with the securities purchase agreement with Typenex, the Company also issued to Typenex warrants to purchase, in the aggregate, a number of shares equal to $267,503 divided by the Market Price as defined in the Typenex Note. The Typenex Warrants may also be exercised by cashless exercise.

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

The conversion price under the Typenex Note and the exercise price of the Typenex Warrants are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price and exercise price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion or exercise price less than the conversion price under the Typenex Notes or exercise price of the Typenex Warrants then in effect. If any of these events should occur, the conversion or exercise price is reduced to the lowest price at which the Company’s common stock was issued or is exercisable.

In conjunction with the funding of Tranche #1 and #2 of the Typenex Note, the Company issued warrants to Typenex and recorded an initial discount on the note in the same amount.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$203,750	$(162,520)	$41,230
Conversions	21,736,840	$0.005	(107,000)	-	(107,000)
Amortization			-	111,084	111,084
Balance - February 28, 2015			$96,750	$(51,436)	$45,314

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the warrants and convertible feature of the note should be classified as derivative liabilities with a corresponding amount recorded as a debt discount.

The following table presents the activity related to the warrants and conversion feature derivative liabilities:

		Conversion
	Warrants	Feature	Total
Derivative liabilities as of October 21, 2014 - Successor	$100,313	$255,326	$355,639
Change in the fair value of derivative liabilities	-	446,862	446,862
Reclassification to APIC due to conversion of related notes	-	(231,003)	(231,003)
Derivative liabilities as of February 28, 2015 - Successor	$100,313	$471,185	$571,498

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

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$100,000	$(72,268)	$27,732
Amortization			-	71,721	71,721
Balance - February 28, 2015			$100,000	$(547)	$99,453

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$135,190
Change in the fair value of derivative liabilities	13,412
Derivative liabilities as of February 28, 2015 - Successor	$148,602

(G) – Mulhearn Assigned Note

In connection with preparing its financial statements for the three months ended February 28, 2015, the Company discovered an error related to an understatement of its convertible notes. During the year ended August 31, 2014, the Company understated its convertible debt and overstated its additional paid-in capital by $50,000.

The Company corrected this error during the three months ended February 28, 2015 rather than in the period in which it originated, because the amount of the error, individually and in the aggregate, was not material to the Company’s financial statements for the affected periods.

On June 21, 2013, the Company issued an unsecured convertible promissory note to Kevin Mulhearn (“Mulhearn Note”) in the principal amount of $200,000, bearing 10% interest per annum. The note was due on December 21, 2013. The note was convertible, in its entirety or in part, into common stock of the Company. The conversion price was the average of the three trading days prior to conversion. On July 18, 2014, $50,000 of the note was assigned to Knightsbridge Law Co Ltd (“Knightsbridge”). On December 2, 2014, Knightsbridge assigned the note to Craig Fischer.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$-	$-	$-
Reclassification from APIC			50,000	-
Discounts originated			-	(50,000)
Conversions	6,000,000	$0.008	(50,000)	-	(50,000)
Amortization			-	50,000	50,000
Balance - February 28, 2015			$-	$-	$-

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	50,000
Change in the fair value of derivative liabilities	39,681
Reclassification to APIC due to conversion of related notes	(89,681)
Derivative liabilities as of February 28, 2015 - Successor	$-

Note 9 – Promissory Notes

	February 28, 2015			August 31, 2014
			Promissory			Promissory
			Notes			Notes
	Promissory	Note	Net of	Promissory	Note	Net of
	Notes	Discounts	Discounts	Notes	Discounts	Discounts
December 12, 2013 Note	$5,000	$-	$5,000	$-	$-	$-
March 13, 2014 Note	100,000	(3,483)	96,517	-	-	-
May 1, 2014 Note	15,000	-	15,000	-	-	-
Mulhearn Note	60,000	-	60,000	-	-	-
TCA Note	1,900,000	-	1,900,000	-	-	-
Total promissory notes	2,080,000	(3,483)	2,076,517	-	-	-
Less: current portion	(2,080,000)	3,483	(2,076,517)	-	-	-
Promissory notes, non-current	$-	$-	$-	$-	$-	$-

May 1, 2013 Note

On May 1, 2013, the Company issued an unsecured promissory note in the principal amount of $10,000 to a private investor. The note was due on demand, bore interest at 12% per annum where interest accrued and was payable in cash upon demand. During the period from October 21, 2014 to February 28, 2015 the Company repaid the outstanding balance in full. As of February 28, 2015 the total remaining balance outstanding under the note was $0.

December 12, 2013 Note

On December 12, 2013, the Company issued an unsecured promissory to a private investor. The note was due and payable on January 12, 2014. All past due principal of this note bears interest at the rate of 15% per annum.

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

The following table presents the activity related to the warrant derivative liability:

Warrant
Liability
Derivative liabilities as of October 21, 2014 - Successor	$2,000
Change in the fair value of derivative liabilities	(1,320)
Derivative liabilities as of February 28, 2015 - Successor	$680

During the period from October 21, 2014 to February 28, 2015, the Company amortized $35,093 of the debt discounts to interest expense.

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

As additional consideration, the Company issued warrants to purchase of 160,000 shares of common stock without any additional consideration. Under ASC 815-15 “Derivatives and Hedging”, the warrants initial relative fair value was recorded as a derivative liability with a corresponding debt discount.

The following table presents the activity related to the warrant derivative liability:

Warrant
Liability
Derivative liabilities as of October 21, 2014 - Successor	$1,600
Change in the fair value of derivative liabilities	(1,056)
Derivative liabilities as of February 28, 2015 - Successor	$544

Mulhearn Note

On July 10, 2014, the Company issued an unsecured promissory note to Kevin Mulhean (the “Mulhearn Note) in the principal amount of $339,612. The note accrued no interest per annum and was due and payable on January 31, 2019. Payments made prior to September 1, 2014, were to be applied to the outstanding balance by the payment amount multiplied by 2. Any payments made between September 1, 2014 and December 31, 2014 would be applied to the outstanding balance by the payment amount multiplied by 1.75. Any payments made between January 1, 2015 and March 31, 2015 were to be applied to the outstanding balance by the payment amount multiplied by 1.5. Any payments made between April 1, 2015 and June 30, 2015 were to be applied to the outstanding balance by the payment amount multiplied by 1.25; and any payments made after June 30, 2015 were to be applied to the outstanding balance without a multiplier.

As consideration for the Mulhearn Note, the Company issued warrants for the purchase of 9,333,333 shares of common stock exercisable without any additional consideration. As of February 28, 2015, 4,333,333 of those warrants remain outstanding. Under ASC 815-15 “Derivatives and Hedging”, the warrants initial relative fair value was recorded as a derivative liability with a corresponding debt discount.

The following table presents the activity related to the warrant derivative liability:

Warrant
Liability
Derivative liabilities as of October 21, 2014 - Successor	$43,333
Change in the fair value of derivative liabilities	(28,600)
Derivative liabilities as of February 28, 2015 - Successor	$14,733

On September 15, 2014, the Company entered into an agreement with Kevin Mulhearn, under which Mr. Mulhearn agreed to reduce the amount then due under the Mulhearn Note to $125,000. During the period from October 21, 2014 to February 28, 2015, the Company repaid $65,000 principal of the Mulhearn Note.

TCA Debenture

On October 20, 2014 (the “TCA Effective Date”), we borrowed an initial $1,900,000 from TCA Global Credit Master Fund, LP (“TCA”) and issued a senior secured convertible redeemable debenture to TCA in the original principal amount of $1,900,000 (the “TCA Debenture”) pursuant to the terms of a securities purchase agreement we entered into with TCA (the “TCA SPA”). We agreed to borrow up to maximum of $5,000,000 in one or more closings at TCA’s sole discretion (each a “Funding”) under the TCA SPA. Our subsidiaries, Office Supply Line, Inc., OSL Diversity Marketplace, Inc., OSL Rewards Corporation, and Go Green Hydroponics Inc. (“GGH”) (collectively the “Subsidiary Guarantors”) signed the TCA SPA as joint and several guarantors. We issued $223,500 worth of our unregistered shares of common stock to TCA upon the TCA Effective Date, in exchange for advisory services previously provided to us, with the price per share valued at the lowest volume weighted average price for our common stock for the 5 business days immediately prior to the TCA Effective Date (the “TCA Initial Shares”). We agreed to issue additional shares of our unregistered common stock to TCA in the event that TCA does not realize $223,500 of net proceeds from the sale of the TCA Initial Shares. The amount of additional shares issued would only be the amount required for TCA to meet the $223,500 threshold upon their sale. If after twelve months, TCA has not realized net proceeds totaling $223,500 from the sale of the TCA Initial Shares, and the additional shares if applicable, then we agreed to redeem TCA’s remaining shares upon written notice for an amount sufficient for TCA to reach the $223,500 threshold. Further, we agreed to pay a 2% transaction fee to TCA for each Funding, which will be subtracted from the principal amount of each respective Funding, as well as a one-time due diligence fee of $8,000 and legal fees of $15,000 to TCA. These fees were recorded as deferred financing fees in the amount of $70,005. The TCA SPA also contains additional covenants, representations, conditions precedent, and other provisions that are customary of securities purchase agreements.

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

The TCA Debenture is convertible by TCA into shares of our common stock at any time while the TCA Debenture is outstanding, if agreed upon by us and TCA, or in TCA’s sole discretion upon a TCA Event of Default. If a TCA Event of Default occurs, TCA may convert the TCA Debenture at the conversion price for each share of 85% multiplied by the lowest volume weighted average price for our common stock during the 5 trading days prior to the relevant notice of conversion (“TCA Conversion Price”). The TCA Conversion Price is subject to adjustment upon certain events, including but not limited to stock splits, dividends, the sale of all or substantially all of our assets, reclassification of our common stock, and our effectuation of a merger or consolidation. TCA does not have the right to convert the TCA Debenture into our common stock if such conversion would result in TCA’s beneficial ownership exceeding 4.99% of our outstanding common stock at that time. During the time that the TCA Debenture is outstanding, we have agreed to reserve the total number of shares of our common stock that would be issuable if the entire TCA Debenture was converted at that time. The TCA Debenture also contains waiver, notice, and assignment provisions that are customary of convertible debentures.

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

We, as well as Robert Rothenberg (“Rothenberg”), our Chief Executive Officer and Director, Eli Feder (“Feder”), our Chief Corporate Development Officer and Director, and Steve Gormley (“Gormley”), our Chief Business Development Officer and Director (collectively, the “Pledging Parties”), have signed pledge agreements (the “TCA Pledge Agreements”), whereby the Pledging Parties pledged to TCA as additional security for the TCA Debenture all of their right, title and interest in, and provided a first priority lien and security interest on (i) all outstanding shares of common stock of the Subsidiary Guarantors owned by us and (ii) a total of 60,000,000 shares of our common stock owned by the Pledging Parties.

Note 10 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of February 28, 2015, the total remaining balance outstanding was $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of February 28, 2015, the total remaining balance outstanding was $6,000.

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

As of February 28, 2015, the total remaining balance outstanding under the promissory note was $20,000.

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

As of February 28, 2015, the total remaining balance outstanding under the Demand Note was $50,000.

During the period from October 21, 2014 to February 28, 2015, the Company received proceeds of $20,000 and made repayments of $27,500 to a related party. As of February 28, 2015, the total remaining balance outstanding due to this related party was $0.

Note 11 – Derivative Liabilities

In connection with the sale of debt or equity instruments, the Company may issue options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion features of certain of the Company’s convertible notes do not have a fixed settlement provision because conversion of the notes will be adjusted if the Company issues securities at lower prices in the future. The Company included the reset provisions in order to protect the holders of the notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion features of notes were separated from the host contract and recognized as a derivative instrument.

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using a probability weighted average Black-Scholes pricing model, assuming maximum value. Maximum value was computed using the stock price on the date of the transaction and at each balance sheet date.

The following table summarizes the aggregate derivative liabilities included in the consolidated balance sheet:

Derivative liabilities as of October 21, 2014 - Successor	$1,349,994
Debt discounts originated during the period	307,750
Change in the fair value of derivative liabilities	1,913,759
Reclassification to APIC due to conversion of related notes	(959,021)
Gain on settlement of derivative liability due to repayment of related notes	(38,170)
Derivative liabilities as of February 28, 2015 - Successor	$2,574,312

The change in the fair value of derivative liabilities in the table above includes a $5,940 loss on derivative liabilities related to outstanding warrants.

Note 12 – Capital Stock

Series A Preferred Stock

On February 13, 2015 the Company filed a Certificate of Designation (the “Designation”) of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of Nevada for the purpose of amending the Company’s Certificate of Incorporation to establish the preferences, limitations, powers and relative rights of the Company’s Series A Preferred Stock (the “Series A Preferred”). The Designation became effective upon filing with the Secretary of State of Nevada on February 13, 2015. The Company issued each of its three directors two shares of the Series A Preferred.

The Series A Preferred have a stated value of $0.0001 per share and do not have a liquidation preference such that holders of shares of Series A Preferred shall not be entitled to receive any assets of the Company upon liquidation, dissolution or winding up of the Company. The Series A Preferred are not convertible into common stock and are not eligible for dividends.

Holders of shares of Series A Preferred are entitled to vote with holders of the Company’s common stock, such that holders of shares of Series A Preferred shall have the number of votes on all matters submitted to shareholders of the Company that is equal to such number of votes per share of Series A Preferred that, when added to the votes per share of all other shares of Series A Preferred, shall equal 50.1% of the outstanding voting capital (inclusive of the votes of holders of the Company’s common stock) at the time of the vote or written consent of shareholders.

The Company recorded stock based compensation expense of $531,259 and a corresponding increase to additional paid-in capital as a result of the issuance of the Series A Preferred shares. The fair value of the preferred shares was determined based upon the quoted market price of the Company’s common stock multiplied by the number of outstanding common shares on the on February 13, 2015, the date of the issuance of the preferred stock. Because the rights of the preferred stock conveys to its owners a controlling interest in the Company but does not convey any claims to the residual assets of the Company, the preferred stock was assigned a value equal to a 15% control premium over and above the market value of the Company’s common stock.

On February 13, 2015 the Company also amended the Company’s Certificate of Incorporation to increase its number of common shares authorized to 649,000,000.

There were no equity transactions related to the Predecessor Company during any Predecessor period presented.

Common Stock - Successor

The following table presents a summary of common stock activity for the period:

	October 21, 2014 to February 28, 2015
	# Shares	Amount
Employee compensation	30,150,000	$843,195
Services from outside parties	3,144,685	31,231
Acquisition advisory services	15,284,916	223,500
Issuances for cash	29,098,715	307,000
Conversions of debt and accrued interest	78,138,503	480,814
Total	155,816,819	$1,885,740

Common Shares Issued for Employee Compensation

During the period from October 21, 2014 to February 28, 2015, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 30,150,000 shares of its restricted common stock valued at $843,195 in the aggregate.

Common Shares Issued for Services from Outside Parties

During the period from October 21, 2014 to February 28, 2015, per terms of consulting agreements the Company issued to a certain unaffiliated parties a total of 3,144,685 shares of its restricted common stock valued at $31,231.

On October 22, 2014, the Company issued to TCA Global Credit Master Fund LP a total of 15,284,916 shares of its restricted common stock valued at $223,500 in exchange for advisory services.

Common Shares Issued for Cash

During the period from October 21, 2014 to February 28, 2015, the Company issued to a certain unaffiliated parties a total of 29,098,715 shares of its restricted common stock valued at $307,000 in the aggregate.

Common Shares Issued upon Conversion of Convertible Notes and Accrued Interest

During the period from October 21, 2014 to February 28, 2015, the Company issued 78,138,503 shares of its restricted common stock upon conversion of $434,240 of convertible debt principal and $46,574 of accrued interest.

Common Shares Payable

Common shares payable represents contractual obligations incurred by the Company to issue common shares. The liability represents shares that have been earned but not yet issued either in certificate, electronic or book entry form.

	Successor		Predecessor
	February 28, 2015		August 31, 2014
	# Shares	Amount	# Shares	Amount
Common shares due to employees	23,000,000	$718,520		$-
Common shares due to debt holders	2,500,000	25,000	-	-
Common shares due to consultants	450,000	9,770	-	-
	25,950,000	$753,290	-	$-

During the three months ended February 28, 2015, the Company reclassified 400,000 shares of common stock in the amount of $23,000 from additional paid-in capital to common shares payable

Note 13 – Stock Warrants

There were no warrants issued or outstanding related to the Predecessor Company for any Predecessor period presented.

A summary of warrant activity of the Successor Company for the period from October 21, 2014 to February 28, 2015 is presented below:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at October 21, 2014 - Successor	10,357,333	$-
Warrants granted	32,058,613	0.020
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Outstanding at February 28, 2015 - Successor	42,415,946	$0.007
Exercisable at February 28, 2015 - Successor	42,415,946	$0.007

Information relating to outstanding warrants of the Successor Company at February 28, 2015, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$-	14,379,690	1.1	$0.007	14,379,690	$0.007

The aggregate intrinsic value of outstanding warrants as of February 28, 2015 was $39,966.

Note 14 – Commitments and Contingencies

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

From time to time, we may become involved in other lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Note 15 – Income Taxes

As of February 28, 2015 and August 31, 2014, as a result of the acquisition of GGH, the Company recorded (a) non-deductible goodwill of $594,322 and (b) intangible assets of $100,000 representing the Go Green trade name. There were no other significant differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred tax assets. Net operating loss carry forwards were $7,999,381 and $0 as of February 28, 2015 (Successor) and August 31, 2014 (Predecessor), respectively, and will begin expiring in 2030.

Deferred tax assets consisted of the following as of February 28, 2015 and August 31, 2014:

	Successor	Predecessor
	2015	2014
Net operating losses	$2,799,783	$-
Valuation allowance	(2,799,783)	-
Net deferred tax assets	$-	$-

Note 16 – Subsequent Events

Conversion of Equity to Convertible Debt

In December 2014, the Company had entered into a Securities Purchase Agreement with EMA Financial, LLC (the “Holder”). Pursuant to the terms of the agreement, the Holder had the right to convert certain shares that it purchased into a $125,000 promissory note. The Holder elected to do so and an aggregate of 19,000,000 shares of common stock were cancelled. On March 16, 2015, the Company issued a 12% convertible promissory note (the “Note”) to the Holder. The Note becomes due on June 30, 2015. The promissory note is convertible (in whole or in part) at the Holder’s discretion at any time into shares of the Company’s common stock, at a conversion price equal to the lesser of: (i) $0.0075 per share; or (ii) 70% of the lowest trading price of the Company’s common stock for the 20 days preceding the date of the conversion of the Note.

Issuance of Unregistered Shares of Common Stock

Between March 1, 2015 and April 10, 2015, the Company issued an aggregate of 176,059,251 shares of the Company’s common stock upon conversion of $149,757 of convertible notes principal and interest. The issuances did not result in any proceeds to the Company as the funds were received upon the original issuance of the underlying convertible notes.

Between March 1, 2015 and April 10, 2015, the Company issued an aggregate of 800,000 shares of the Company’s common stock to three Company employees as bonuses valued at $1,520.

Between March 1, 2015 and April 10, 2015, the Company issued to certain unaffiliated parties in exchange for services received a total of 2,700,000 shares of its restricted common stock valued at $7,560.

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

Recent Developments

Ridgley Agreements

On May 26, 2014, the Company entered into a management services agreement with Sean Ridgley (“Ridgley”) (the “Ridgley Management Agreement”) whereby Ridgley appointed the Company as its sole and exclusive agent for the management of the business affairs of Ridgley’s business. Ridgley is intending to operate a dispensary in California. Ridgley agreed to pay the Company $75,000 per month. The term of the agreement is for an initial term of five years and will be automatically renewed for three successive five year periods. On September 30, 2014 the agreement was assigned to DripintheBucket Consulting LLC, a development company, to continue to explore opening dispensary operations in California.

Separately, the Company entered into a consulting agreement whereby Ridgley agreed to provide the Company with contract and business development services for a period of thirty-six months. As compensation for his services, we agreed to issue Mr. Ridgley 250,000 shares of our unregistered common stock, a cash payment of $15,000 net of all applicable taxes, state, federal, or otherwise for hours expended each month, 50,000 shares of our unregistered common stock which shall be issued to Ridgley within ten (10) business days of his request for each month of service, and reimbursement for previously approved expenses incurred by Ridgley in connection with providing the services to us under the consulting agreement.

Go Green Hydroponics Inc. Acquisition and Financing

On October 20, 2014 we acquired Go Green Hydroponics Inc. (“GGH”) for $1,800,000 paid in cash at closing and entered into employment agreements with its principals. GGH is a hydroponics, indoor gardening and cultivation supply retail operation, located in Los Angeles, California, specializing in the sale of hydroponic cultivation equipment, mineral nutrient solutions and gardening resources and equipment. Simultaneously, we entered into and completed the sale of an initial $1,900,000 of a senior secured convertible redeemable debenture to TCA Global Credit Master Fund, LP maturing on October 20, 2015.

Series A Preferred Stock Designation

On February 13, 2015, we filed a Certificate of Designation (the “Designation”) of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of Nevada for the purpose of amending the Company’s Certificate of Incorporation to establish the preferences, limitations, powers and relative rights of the Company’s Series A Preferred Stock (the “Series A Preferred”). The Designation became effective upon filing with the Secretary of State of Nevada on February 13, 2015. The Company issued each of its three directors two shares of the Series A Preferred.

The Series A Preferred have a stated value of $0.0001 per share and do not have a liquidation preference such that holders of shares of Series A Preferred shall not be entitled to receive any assets of the Company upon liquidation, dissolution or winding up of the Company. The Series A Preferred are not convertible into common stock and are not eligible for dividends.

Holders of shares of Series A Preferred are entitled to vote with holders of the Company’s common stock, such that holders of shares of Series A Preferred shall have the number of votes on all matters submitted to shareholders of the Company that is equal to such number of votes per share of Series A Preferred that, when added to the votes per share of all other shares of Series A Preferred, shall equal 50.1% of the outstanding voting capital (inclusive of the votes of holders of the Company’s common stock) at the time of the vote or written consent of shareholders.

The Company recorded stock based compensation expense of $531,259 and a corresponding increase to additional paid-in capital as a result of the issuance of the Series A Preferred shares. The fair value of the preferred shares was determined based upon the quoted market price of the Company’s common stock multiplied by the number of outstanding common shares on the on February 13, 2015, the date of the issuance of the preferred stock. Because the rights of the preferred stock conveys to its owners a controlling interest in the Company but does not convey any claims to the residual assets of the Company, the preferred stock was assigned a value equal to a 15% control premium over and above the market value of the Company’s common stock.

Social Network Platform Development

We are in the process of developing a multi-tier, on-line cross platform social network and information repository solution that will enable legal marijuana dispensaries and hydroponic gardening supply retailers to manage marketing, lead generation, and retail discovery. We intend that the platform, which is expected to launch in fiscal 2015, will become an ad supported online extension of our recently acquired Go Green Hydroponics retail operations and other vertical venders enabling local and hyper local search with advanced querying capabilities. Designs for the platform include a comprehensive B2B and B2C portal and a social network with planned user generated content features. We plan to launch both a web based and mobile platform that will enable dispensaries and patrons to manage and search while on the go. Planned community and social features will allow patrons to share experiences and provide feedback to the dispensaries and community.

Combined Results Regarding Go Green Hydroponics, Inc. Acquisition

On October 20, 2014 we acquired GGH for $1,800,000 subject to certain post-closing adjustments based on a target working capital amount and closed on a debt financing transaction in the amount of $1,900,000, the proceeds of which were used to fund the GGH acquisition and for the Company’s working capital purposes, as further described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this report.

As a result of our push-down of our investment basis in GGH arising from the acquisition, a new basis of accounting was created on October 20, 2014. In the following discussion, the results of operations and cash flows of GGH for the periods ended on or prior to October 20, 2014 and the financial position of GGH as of balance sheet dates on or prior to October 20, 2014 are referred to herein as “Predecessor” financial information, and the results of operations and cash flows of OSL/GGH for periods beginning on October 21, 2014 and the financial position of OSL/GGH as of October 21, 2014 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

The Predecessor and Successor financial information presented within Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations is not comparable primarily due to the fact that the Successor consolidated information reflects the combined results of OSL and GGH, whereas the Predecessor results reflect GGH’s results only.

To provide a more meaningful basis for comparing the results of operations for the six months ended February 28, 2015, to the corresponding prior year period, we have presented financial information for the six months ended February 28, 2015 that reflects the combination of the results for the 2014 Predecessor and Successor Periods. The combination of Predecessor and Successor Periods is not permitted by U.S. GAAP and has not been prepared with a view towards complying with Article 8 and Article 11 of SEC Regulation S-X.

Results of Operations

Comparison of the Three Months Ended February 28, 2015 and 2014

Revenues

Revenues from merchandise sales were $1,005,395 and $604,278 for the three months ended February 28, 2015 and 2014, respectively. The increase was due to sales growth. In addition, management fees of $225,000 were earned from our Management Services Agreement with DripintheBucket Consulting LLC (see Recent Developments above in this Item 2). There was no corresponding management fee income in the prior period.

Cost of Merchandise Sold and Gross Profit

Cost of merchandise sold was $803,671 and $443,254 for the three months ended February 28, 2015 and 2014, respectively. The increase was driven by higher period-over-period sales. The gross profit percentage on merchandise sold was 20 percent for the three months ended February 28, 2015 compared to 27 percent for the corresponding prior year period.

General and Administrative

General and administrative expenses increased $1,596,644 to $1,807,151 for the three months ended February 28, 2015 from $210,507 for the corresponding prior year period. The increase primarily related to noncash stock-based compensation expense related to common shares issued to Company executives as bonuses or as part of their employment agreements for $1,137,424, as well as increases in payroll expenses of $294,589, consulting fees of $95,851, and professional fees of $73,110.

Acquisition Costs

Acquisition costs incurred during the three months ended February 28, 2015, in connection with the GGH transaction of $171,531, were recorded due to a make-whole provision in the TCA advisory services fee agreement.

Change in Value of Derivative Liabilities

Loss on derivative liabilities was $1,089,636 and $0 for the three months ended February 28, 2015 and 2014, respectively. This change in derivative liability is a noncash expense reported in the statements of operations.

Other Income

Other income was $25,000 and $0 for the three months ended February 28, 2015 and 2014, respectively. Other income consisted of amounts earned under an equipment lease agreement.

Interest Expense

Interest expense was $504,526 and $0 for the three months ended February 28, 2015 and 2014, respectively, as no interest is reflected for OSL for the prior year period under Predecessor accounting rules.

Comparison of the Six Months Ended February 28, 2015 and 2014

Revenues

Revenues from merchandise sales were $1,986,251 and $1,092,386 for the six months ended February 28, 2015 and 2014, respectively. The increase was due to sales growth. In addition, management fees of $302,500 were earned from our Management Services Agreement with DripintheBucket Consulting LLC (see Recent Developments above in this Item 2). There was no corresponding management fee income in the prior period.

Cost of Merchandise Sold and Gross Profit

Cost of merchandise sold was $1,785,587 and $827,424 for the six months ended February 28, 2015 and 2014, respectively. The increase was driven by higher period-over-period sales and a $217,860 non-cash impact due to a push-down accounting adjustment that increased the opening inventory of the Successor Company and subsequently flowed through cost of merchandise sold. The gross profit percentage on merchandise sales was 10 percent for the six months ended February 28, 2015 compared to 24 percent for the corresponding prior year period. Gross profit percentage for the current period was negatively impacted 11 percent by the push-down adjustment described above. Excluding the effect of this non-cash push-down adjustment, gross profit percentage for the current period was 21 percent.

General and Administrative

General and administrative expenses increased $2,373,856 to $2,653,422 for the six months ended February 28, 2015 from $279,566 for the corresponding prior year period. The increase primarily related to noncash stock-based compensation expense related to common shares issued to Company executives as bonuses or as part of their employment agreements of $1,408,774, as well as increases in payroll expenses of $466,319, professional fees of $232,652, and consulting fees of $108,880.

Acquisition Costs

Acquisition costs incurred during the six months ended February 28, 2015, in connection with the GGH transaction, were $425,026. These charges represent costs directly related to the GGH acquisition. These costs included $223,500 in common stock issued to TCA Global Credit Master Fund, LP in exchange for advisory services related to the acquisition, and an additional $171,531 that was recorded due to a make-whole provision in the TCA advisory services fee agreement. The remaining costs consist of various professional fees and other related costs.

Change in Value of Derivative Liabilities

Loss on derivative liabilities was $1,913,759 and $0 for the six months ended February 28, 2015 and 2014, respectively. This change in derivative liability is a noncash expense reported in the statements of operations.

Gain on Settlement of Derivative Liabilities

Gain on settlement derivative liabilities was $38,170 and $0 for the six months ended February 28, 2015 and 2014, respectively. This gain was the result of the repayment of a portion of convertible debt with a corresponding portion of the derivative liability written off to income.

Other Income

Other income was $33,333 and $0 for the six months ended February 28, 2015 and 2014, respectively. Other income consisted of amounts earned under an equipment lease agreement.

Interest Expense

Interest expense was $599,741 and $0 for the six months ended February 28, 2015 and 2014, respectively, as no interest is reflected for OSL for the prior year period under Predecessor accounting rules.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to maintain its current business. We have experienced recurring operating losses and negative cash flows from operations since our inception. As of February 28, 2015 we had working capital deficit (current operating assets less current operating liabilities) and stockholders’ deficit of $902,126 and $5,788,665, respectively. We had $118,081 cash on hand. We expect a burn rate of at least $65,000 per month and will need to raise additional capital in 2015 to remain in business, for which we can give no assurance of success. Because we are in the early stages of creating and growing our business, we expect to incur additional losses as, and if, we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has incurred and continues to incur substantial indebtedness to finance its operations. As of February 28, 2015 the Company’s total current liabilities were $7,617,797, with a working capital deficit of $902,126.

Net cash provided by (used in) operating activities was ($419,796) and $15,624 for the six months ended February 28, 2015 and 2014, respectively. Cash was primarily used to fund our current period net loss from operations.

Net cash used in investing activities was $1,367,933 and $0 for the six months ended February 28, 2015 and 2014, respectively. Cash of $1,408,033 was used for the Go Green acquisition, net of cash acquired.

Net cash provided by financing activities was $2,002,828 and $0 for the six months ended February 28, 2015 and 2014, respectively. During the six months ended February 28, 2015, we received $1,900,000 from our senior secured convertible redeemable debenture to TCA Global Credit Master Fund, LP to fund the Go Green transaction, which was partially offset by $70,005 paid to obtain the financing. . During the six months ended February 28, 2015, we received $47,500 from the issuance of convertible notes. We also received $307,000 from the sale of common stock that was partially offset by repayments of promissory and convertible notes and advances to related parties totaling $101,667.

Future Financings

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company’s independent registered public accounting firm has stated in its audit report for the year ended August 31, 2014, that the Company has suffered net losses and has a working capital deficit and that without the realization of additional capital it would be unlikely for the Company to continue as a going concern. If we are not successful in raising the necessary capital, then we believe that our independent registered public accounting firm would issue an opinion with a similar going concern modification regarding the Company’s financial condition.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 4 to our condensed consolidated financial statements included in this report. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended February 28, 2015. Based on this evaluation, our Principal Executive and Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, we may become involved in other lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. (1)

4.1	12% Convertible Note dated December 31, 2014 in favor of EMA Financial, LLC. (2)

31.1*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Financial Officer, and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 20, 2015.

(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 20, 2015.

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

OSL Holdings, Inc.

Date: April 20, 2015	By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg, Chief Executive and Financial Officer
(Principal Executive and Financial Officer)

Date: April 20, 2015	By:	/s/ Thomas D’Orazio
Thomas D’Orazio, Vice President, Corporate Controller
(Principal Accounting Officer)

