Form 10-Q
period 2015-05-31
OSL Holdings Inc.
filed 2015-07-15
CIK 1329957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32658

OSL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0441032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

81 Big Oak Road, Suite 116, Yardley, PA	19067-7801
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 15, 2015 there were 1,027,146,354 shares of common stock, $.001 par value, outstanding.

2

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of OSL Holdings Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Commission” or “SEC” refers to the Securities and Exchange Commission;

●	“Crisnic” refers to Crisnic Fund, S.A., a Costa Rican corporation;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Red Rock” refers to the Company while named Red Rock Pictures Holdings, Inc.; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

3

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

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

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	May 31, 2015	August 31, 2014
ASSETS
Current Assets:
Cash	$84,317	$121,061
Accounts receivable, net of allowance for bad debts of $200,000	279,566	-
Inventory	431,391	676,031
Prepaid expenses and other current assets	16,090	2,478
Total current assets	811,364	799,570

Property and equipment, net	22,261	15,991

Goodwill	594,322	-
Indefinite-lived intangible - trade name	100,000	-
Deposits	36,725	-
Total assets	$1,564,672	$815,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,659,564	$97,574
Accrued officers’ compensation	583,454	-
Advances from related parties	10,560	-
Secured promissory note in default	170,000	-
Promissory notes with related parties	100,000	-
Convertible notes, net of $2,461,926 discounts	637,277	-
Promissory notes, net of $0 discounts	177,000	-
Derivative liabilities	5,794,515	-
Common shares payable	760,220	-
Total current liabilities	9,892,590	97,574
Total liabilities	9,892,590	97,574

Commitments and contingencies

Stockholders’ Equity (Deficit):

Series A preferred stock, $.0001 par value, 1,000,000 shares authorized, 6 shares issued and outstanding - Successor	-	-
Common stock, $.001 par value, 649,000,000 shares authorized, 647,390,306 shares issued and outstanding - Successor	646,895	-
Common stock - no par, 1,500 shares issued and outstanding - Predecessor	-	1,500
Additional paid-in capital	20,602,430	-
Retained earnings (accumulated deficit)	(29,577,243)	716,487
Total stockholders’ equity (deficit)	(8,327,918)	717,987
Total liabilities and stockholders’ equity (deficit)	$1,564,672	$815,561

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	Three months	Three months
	Ended	Ended
	May 31, 2015	May 31, 2014

Merchandise sales	$806,357	$779,257
Management fee income	75,000	-
Total revenues	881,357	779,257
Cost of mechandise sold	654,756	604,522
Gross profit	226,601	174,735

General and administrative expenses	1,063,164	75,327
Acquisition costs	(90,181)	-
Total operating expenses	972,983	75,327

Operating loss	(746,382)	99,408

Change in value of derivative liability	(1,003,220)	-
Loss on re-establishment of debt	(170,000)	-
Other expense	(8,333)	-
Loss on extinguishment of debt	(454,846)	-
Interest expense	(743,895)	-
Other expense, net	(2,380,294)	-

Net income (loss)	$(3,126,676)	$99,408

Net income (loss) per common share:
Net income (loss) per common share - basic and diluted	$(0.01)	$66.27
Weighted average common shares outstanding - basic and diluted	610,813,887	1,500

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine-month period
	Successor	Predecessor
	Period from	Period from	Nine months
	October 21, 2014	September 1, 2014	Ended
	to May 31, 2015	to October 20, 2014	May 31, 2014

Merchandise sales	$2,285,940	$506,668	$1,871,643
Management fee income	377,500	-	-
Total revenues	2,663,440	506,668	1,871,643
Cost of mechandise sold	2,065,858	374,485	1,431,946
Gross profit	597,582	132,183	439,697

General and administrative expenses	3,660,391	56,195	354,893
Acquisition costs	334,845	-	-
Gain on disposal of assets	(4,718)	-	-
Total operating expenses	3,990,518	56,195	354,893

Operating income (loss)	(3,392,936)	75,988	84,804

Change in value of derivative liability	(2,916,979)	-	-
Gain on settlement of derivative liability	38,170	-	-
Loss on re-establishment of debt	(170,000)
Other income	25,000	-	-
Loss on extinguishment of debt	(454,846)	-	-
Interest expense	(1,343,636)	-	-
Other expense, net	(4,822,291)	-	-

Net income (loss)	$(8,215,227)	$75,988	$84,804

Net income (loss) per common share:
Net income (loss) per common share - basic and diluted	$(0.02)	$50.66	$56.54
Weighted average common shares outstanding - basic and diluted	478,889,890	1,500	1,500

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-month period
	Successor	Predecessor
	Period from	Period from	Nine months
	October 21, 2014	September 1, 2014	Ended
	to May 31, 2015	to October 20, 2014	May 31, 2014
Cash flows from operating activities:
Net income (loss)	$(8,215,227)	$75,988	$84,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Employee stock compensation	1,375,974	-	-
Stock issued for acquisition expenses	223,500	-	-
Stock issued for services	38,791	-	-
Loss on re-establishment of debt	170,000	-	-
Loss on extinguishment of debt	454,846	-	-
Gain on settlement of derivative liability	(38,170)	-	-
Change in fair value of derivative liabilities	2,916,979	-	-
Bad debt expense	200,000	-	-
Depreciation	1,839	77	263
Amortization of note discounts	1,006,656	-	-
Amortization of deferred financing fees	70,005	-	-
Gain on disposal of assets	(4,718)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(292,566)	-	-
Inventory	440,048	22,452	(93,370)
Prepaid expenses and other current assets	(38,541)	1,671	(3,881)
Accounts payable and accrued expenses	459,349	76,830	19,859
Accrued compensation - officers	353,697	-	-
Net cash provided by (used in) operating activities	(877,538)	177,018	7,675

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,408,033)	-	-
Proceeds from the disposal of property and equipment	45,000		-
Purchases of property and equipment	(4,900)	-	(4,300)
Net cash used in investing activities	(1,367,933)	-	(4,300)

Cash flows from financing activities:
Advances from (to) related parties, net	(2,540)	-	-
Cash received from issuances of convertible notes	297,500	-	-
Cash received from issuance of promissory notes	1,900,000	-	-
Cash received from promissory notes - related parties	20,000	-	-
Repayment of convertible notes	(16,667)	-	-
Repayments of promissory notes	(78,000)	-	-
Repayment of promissory notes - related party	(27,500)	-	-
Cash received on issuances of common stock	307,000	-	-
Distributions to shareholders	-	(80,000)	-
Cash paid to obtain financing	(70,005)	-	-
Net cash provided by (used in) financing activities	2,329,788	(80,000)	-
Net increase in cash and cash equivalents	84,317	97,018	3,375
Cash and cash equivalents at beginning of period	-	121,061	125,033
Cash and cash equivalents at end of period	$84,317	$218,079	$128,408

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$90,976	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities:
Common shares issued upon conversion of convertible debt and accrued interest	$617,904	$-	$-
Common shares cancelled upon conversion of equity to convertible debt	$(120,000)
Reclassification of derivative liabilities to additional paid-in capital	$1,520,273	$-	$-
Debt discounts originated from derivative liabilities	$4,872,250	$-	$-
Reclassification of common stock to common stock issuable	$23,000	$-	$-
Notes payable converted into convertible debt due to an event of default	$1,900,000	$-	$-
Accrued interest converted into convertible debt due to an event of default	$97,013	$-	$-

See accompanying notes to the condensed consolidated financial statements.

OSL Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

OSL Holdings Inc. (the “Company” or “OSLH”) was originally incorporated under the name Red Rock Pictures, Inc. on August 18, 2006 under the laws of the State of Nevada and was engaged in the business of developing, financing, producing and licensing feature-length motion pictures and direct response infomercials. On June 6, 2008, the Company entered into a stock for stock exchange agreement with Studio Store Direct, Inc. (“SSD”). Pursuant to the stock for stock exchange agreement the Company acquired 100% of the assets of SSD by issuing 11,000 restricted common shares in exchange for all the issued and outstanding shares of SSD. With the addition of SSD, the Company also operated as a traditional infomercial production and distribution company.

On October 10, 2011, the Company completed a share exchange (the “Share Exchange”) with Office Supply Line, Inc., a company incorporated in the State of Nevada on September 16, 2010, whereby Office Supply Line, Inc. exchanged all of its issued and outstanding shares in exchange for 50,000 shares of the Company’s common stock. As part of the Share Exchange, the Company entered into a Share Cancellation Agreement and Release (the “Share Cancellation Agreement”) with Crisnic Fund S.A., a Costa Rican corporation (“Crisnic”), and Office Supply Line, Inc., pursuant to which Crisnic cancelled 14,130 shares of the Company in exchange for $10,000 cash and a Secured Promissory Note of Office Supply Line, Inc. in the principal amount of $240,000 (the “Crisnic Note”). For financial statement reporting purposes, the Share Exchange was treated as a reverse acquisition. See Note 7.

Immediately prior to the Share Exchange, the Company entered into an Asset Assignment Agreement (the “Asset Assignment Agreement”) by and among Reno Rolle (“Rolle”), Todd Wiseman (“Wiseman”), former principals of the Company, and Red Rock Direct (an entity managed by Rolle and Wiseman), pursuant to which the Company assigned certain of its assets to Red Rock Direct in consideration of the cancelation of shares of the Company of Rolle (144 shares that had not yet been issued) and Wiseman (5,000 shares due under an employment agreement), pursuant to Share Cancellation Agreements and Releases entered into among each of Rolle (and Lynn Rolle, the wife of Rolle) and Wiseman, the Company and Office Supply Line, Inc.; and the assumption of certain indebtedness of the Company by Red Rock Direct.

On October 17, 2011, the Company changed its name to OSL Holdings Inc.

On October 20, 2014, the Company acquired Go Green Hydroponics Inc. (“GGH”) for $1,800,000 subject to certain post-closing adjustments based on a target working capital amount. Also on that date the Company closed on a debt financing transaction in the amount of $1,900,000, the proceeds of which were used to fund the GGH acquisition and for the Company’s working capital purposes. See Note 2 and Note 9.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these condensed consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

As a result of the Company’s push-down of its investment basis in GGH arising from the transaction described in Note 2 below, a new basis of accounting was created on October 20, 2014. In these condensed consolidated financial statements, the results of operations and cash flows of GGH for the periods ended on or prior to October 20, 2014 and the financial position of GGH as of balance sheet dates on or prior to October 20, 2014 are referred to herein as “Predecessor” financial information, and the results of operations and cash flows of OSLH/GGH for periods beginning on October 21, 2014 and the financial position of OSLH/GGH as of October 21, 2014 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

Note 2 – OSLH/GGH Transaction

On October 20, 2014, the Company purchased all of the outstanding common stock of Go Green Hydroponics Inc. (“GGH”, “Go Green”, or “Predecessor”) for a gross amount of $1,800,000, before a working capital adjustment, pursuant to which GGH became the predecessor to the Company.

In conjunction with the GGH acquisition, the Company entered into a debt financing arrangement for $1,900,000. For additional information, see Note 9.

Direct transaction costs associated with the GGH acquisition were $253,495. These costs included $223,500 in common stock issued to TCA Global Credit Master Fund, LP in exchange for advisory services related to the acquisition, and various professional fees and other related costs. These acquisition costs have been expensed as incurred and classified within operating expenses. These transaction costs were substantially all incurred at the time of the acquisition. In addition, during the three months ended May 31, 2015, we recorded a reduction to acquisition costs of $90,181 and for the period from October 21, 2014 to May 31, 2015, we recorded additional acquisition costs of $81,350 due to a make-whole provision in the TCA advisory services fee agreement. See Note 9.

The GGH transaction has been accounted for using the acquisition method of accounting, whereby the total purchase price was allocated to the identifiable net assets acquired based on their respective estimated fair values, and the excess of the purchase price over the estimated fair values of these identifiable net assets was allocated to goodwill. This allocation is preliminary and subject to adjustment based on final assessment of the fair values of the identifiable assets and liabilities acquired. The preliminary estimated fair value of assets and liabilities that were pushed down to GGH was determined by management. The items with the highest likelihood of changing upon finalization of the valuation process are one trade name and goodwill. The adjustments, if any, arising out of the completion of the purchase price allocation will not impact cash flows.

A summary of the preliminary purchase price and opening balance sheet pushed down to GGH as of the October 20, 2014 acquisition date is presented in the tables below:

Gross purchase price	$1,800,000
Net working capital adjustment	(173,889)
Net purchase price	$1,626,111

Assets acquired and liabilities assumed were as follows:

Cash	$218,078
Inventory (a)	871,439
Other current assets	2,624
Property and equipment	15,914
Indefinite-lived intangible asset - trade name (b)	100,000
Goodwill (c)	594,322
Accounts payable and accrued expenses	(125,012)
Other current liabilities	(51,254)
Net assets acquired	$1,626,111

(a)	The fair value of inventory reflects an increase of $217,860 from its cost value and was based on an appropriate inventory markup percentage as of the acquisition date.

(b)	This reflects the Go Green trade name that the Company has fair valued utilizing the relief-from-royalty method on the basis that a trade name has a fair value equal to the present value of the royalty income attributable to it. Under this method a benchmark royalty rate is multiplied by the net revenue anticipated from the trade name over the course of the estimated life of the trade name to derive an estimate of the royalty income that could be generated hypothetically by licensing the subject trade name, in an arm’s-length transaction, to a third party. Net revenue used for the valuation of the Go Green trade name is based on management’s forecasts. The Company has determined that the trade name has an indefinite useful life because Go Green is one of the most highly regarded brands in the hydroponics industry and continues to be a profitable business experiencing sales growth. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that it believes would limit the useful life of the trade name.

(c)	The goodwill recognized in conjunction with the GGH transaction is primarily attributable to strategic benefits, including enhanced financial and operational scale, market diversification, customer service and customer satisfaction, and substantial synergies that are expected to be achieved through implementation of GGH’s new technologies in the hydroponics industry.

The Company will review its goodwill and indefinite-lived intangible assets for impairment annually, or sooner, if events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amounts of goodwill and the Go Green trade name exceed their fair value, an impairment charge would be recognized in an amount equal to that excess.

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

Note 3 – Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, does not have significant sources of revenue, and has working capital and stockholders’ deficits. These circumstances raise substantial doubt as to its ability to continue as a going concern. The Company has $84,317 of cash on hand and therefore must rely on additional financing to fund ongoing operations. Over the next twelve months, the Company expects a burn rate of at least $95,000 per month and will need to raise additional capital by the end of the year 2016 to remain in business. We can give no assurance that our efforts to raise additional capital in the future will be successful. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will require additional capital, either through debt or private placements, to execute its business plan. Such additional financing may not become available on acceptable terms, or at all. We can give no assurance that any additional financing that the Company does obtain will be sufficient to meet our needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of OSL Holdings Inc. and its wholly-owned subsidiaries, Go Green Hydroponics Inc., Office Supply line, Inc. OSL Diversity Marketplace, Inc., OSL Rewards Corporation, and Studio Store Direct Inc. Inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples include estimates and assumptions used in valuing derivative liabilities and the fair value of stock compensation. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Nine-month period
	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Period from	Period from	Nine months
	Ended	Ended	October 21, 2014	September 1, 2014	Ended
	May 31, 2015	May 31, 2014	to May 31, 2015	to October 20, 2014	May 31, 2014

Bad debt expense	$200,000	$-	$200,000	$-	$-

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

Depreciation is calculated on a straight-line basis using an estimated useful life of the assets of 3 to 5 years. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.

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

Deferred Financing Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the contractual life of the related debt. These costs were fully amortized as of May 31, 2015.

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

Other Income

Other income consists of rental revenue from the leasing of property and equipment. The lease ended in January 2015.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with ASC 820 - Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what unobservable inputs the market participants would use in pricing the asset or liability based on the best available information.

The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities, advances from related parties, promissory notes with related parties, convertible notes and promissory notes, approximates fair value because of the short-term maturity of these instruments.

The following table presents financial liabilities of the Company measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of May 31, 2015 and August 31, 2014, respectively.

	Level 1	Level 2	Level 3
Fair value of derivative liabilities - May 31, 2015 - Successor	$-	$-		$5,794,515
Fair value of derivative liabilities - August 31, 2014 - Predecessor	$-	$-	$		_

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260 - Earnings per Share, which requires disclosure in the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants, and other potentially dilutive securities for each period. Since there was a net loss of the Successor Company for the three months ended May 31, 2015 and the period from October 21, 2014 to May 31, 2015, basic and diluted loss per share is the same. For the Predecessor Company period from September 1, 2014 to October 20, 2014 and the Predecessor Company’s three and nine months ended May 31, 2014, there were no dilutive securities issued or outstanding.

Stock-Based Compensation

The Company periodically issues stock grants, stock options and warrants to officers, directors, employees and consultants for services rendered. Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers, directors, and employees by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	Successor	Predecessor
	May 31, 2015	August 31, 2014

Furniture and fixtures	$9,200	$4,300
Machinery and equipment	19,043	15,919
Transportation equipment	21,950	21,950
Leasehold improvements	13,700	13,700
	63,893	55,869
Less: accumulated depreciation and amortization	(41,632)	(39,878)
Property and equipment, net	$22,261	$15,991

Note 6 – Accrued Officers’ Compensation

As of May 31, 2015 and August 31, 2014, the Company had accrued compensation for its officers in amounts of $583,454 and $0, respectively. Under the terms of their employment agreements that were executed during the year ended August 31, 2014, the balance is convertible into common stock at a 70% discount of the average trading price 5 days prior to conversion.

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the accrued officers’ compensation should be classified as derivative liabilities. The derivative liabilities are subsequently measured at fair value at the end of each reporting period with the change in fair value recorded in earnings. The Company determined the fair value of the embedded conversion feature as of May 31, 2015 and August 31, 2014 to be $1,672,524 and $0.

The following table presents the loss on derivatives that resulted from the change in fair value of the conversion features of the accrued officers’ compensation:

Nine-month Period
	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Period from	Period from	Nine months
	Ended	Ended	October 21, 2014	September 1, 2014	Ended
	May 31, 2015	May 31, 2014	to May 31, 2015	to October 20, 2014	May 31, 2014

Loss on derivatives	$7,606	$-	$1,076,063	$-	$-

Note 7 – Secured Promissory Note In Default

In connection with preparing its financial statements for the three months ended May 31, 2015, the Company determined that in fiscal year 2014, it had, in error, written off the secured promissory in default which resulted in an understatement of its liabilities. During the year ended August 31, 2014, the Company understated its liabilities and accumulated deficit by $170,000. The Company corrected this error by re-establishing the liability and recording a loss on re-establishment of debt of $170,000 during the period from October 21, 2014 to May 31, 2015, rather than in the period in which it originated, because the amount of the error, individually and in the aggregate, was not material to the Company’s financial statements for the affected periods.

As part of the Share Exchange discussed in Note 1, the Company entered into the Share Cancellation Agreement with Crisnic and Office Supply Line, Inc. Pursuant to the Share Cancellation Agreement, Crisnic agreed to cancel 14,130 shares in exchange for $10,000 and the Crisnic Note in the principal amount of $240,000. Under the terms of the Crisnic Note, Office Supply Line, Inc. was required to pay Crisnic $50,000 on November 8, 2011, then $25,000 every subsequent week until December 27, 2011, and one final payment of $15,000 on January 3, 2012. The Crisnic Note is non-interest bearing. The Company has made intermittent payments and the balance due as of May 31, 2015 and August 31, 2014 was $170,000 which is currently due and payable. Due to delays in raising financing, the Company was unable to meet the original repayment terms of the Crisnic Note. The Company received a written notice of default in accordance with the terms of the Crisnic Note on October 28, 2012.

As security for the Crisnic Note, the Company contracted to issue into escrow 650,001 shares of Series A Preferred Stock (the “Preferred Shares”, to be released either to the Company upon full satisfaction of the Crisnic Note or to Crisnic on the escrow and default terms of the Crisnic Note. In 2012, the Company discovered that the Preferred Shares were not authorized in the Company’s Articles of Incorporation (the “Articles”) and were never issued. The Company had been informed by Crisnic and by the Company’s previous counsel that the Preferred Shares had been authorized, issued and held in escrow. On May 31, 2013 Crisnic informed the Company it had assigned the Crisnic Note in to a person who had a claim against Crisnic as partial satisfaction of that person’s claim against Crisnic.

On March 18, 2014, the Company filed a revised summons with notice with the Supreme Court of the State of New York, County of Rockland against Crisnic Fund, S.A. and Kexuan Yao. The revised summons with notice sought a judgment declaring the Escrow Agreement dated October 10, 2011 among Office Supply Line, Inc., Crisnic Fund, S.A., Red Rock Pictures Holdings, Inc. and Sichenzia Ross, Friedman, Ference, Anslow LLP null and void and declaring Section 5 of the promissory note dated October 11, 2011 by Office Supply Line, Inc. to Crisnic Fund S.A. null and void. Crisnic Fund, S.A. and Kexuan Yao failed to respond to the summons within the statutorily prescribed time period and the Company then moved the Court, pursuant to an Order to Show Cause, for the relief requested in the revised summons with notice. Crisnic Fund, S.A. and Kexuan Yao were duly served with the Order to Show Cause but again failed to respond within the time established by the Court.

In July 2014, the Company received a judgment in its favor whereby the Escrow Agreement dated October 10, 2011, was declared null and void relieving the Company’s obligation to issue into escrow 650,001 shares of Series A Preferred Stock.

Note 8 – Advances from Related Parties

The Company periodically receives funding from related parties to help fund its cash operating needs. The balance outstanding as of May 31, 2015 and August 31, 2014 was $10,560 and $0, respectively. The loans are non-convertible, non-interest bearing, unsecured and due on demand.

For the period from October 21, 2014 to May 31, 2015, the period from September 1, 2014 to October 20, 2014, and nine months ended May 31, 2014, the Company repaid $2,540, $0, and $0, respectively, of net advances from related parties.

Note 9 – Convertible Notes

Convertible notes consisted of the following:

		Successor	Predecessor
		May 31, 2015	August 31, 2014
Convertible notes - Typenex Co.	(E)	$124,622	$-
Convertible notes - JSJ Investments	(F)	48,831	-
Convertible notes - EMA Financial	(H)	125,000	-
Convertible notes - Old Main Capital	(I)	256,250	-
Convertible notes - TCA	(J)	2,544,500	-
Less: note discounts		(2,461,926)	-
Convertible notes, net of discounts		637,277	-
Less: current portion		(637,277)	-
Convertible notes, net of discounts - non-current		$-	$-

(A) – Panache Capital, LLC

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

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$120,217	$-	$120,217
Conversions	51,986,137	$0.002	(103,550)	-	(103,550)
Repayments			(16,667)	-	(16,667)
Balance - May 31, 2015			$-	$-	$-

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$206,771
Change in the fair value of derivative liabilities	182,480
Reclassification to APIC due to conversion of related notes	(351,081)
Gain on settlement of derivative liabilitiy due to repayment of related notes	(38,170)
Derivative liabilities as of May 31, 2015 - Successor	$-

(B) – Adar Bays, LLC

On May 12, 2014, the Company issued an unsecured convertible promissory note to Adar Bays, LLC (an accredited investor) in the principal amount of $55,125. The note was issued at a discount of 5%, in exchange for $52,500 cash consideration and bears interest at 8% per annum. The note matured on May 13, 2015. The note became convertible 180 days from the issuance date.

The conversion price was based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$55,125	$(1,467)	$53,658
Discounts originated			-	(55,125)	(55,125)
Conversions	4,013,559	$0.014	(55,125)	-	(55,125)
Amortization			-	56,592	56,592
Balance - May 31, 2015			$-	$-	$-

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

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	55,125
Change in the fair value of derivative liabilities	31,864
Reclassification to APIC due to conversion of related notes	(86,989)
Derivative liabilities as of May 31, 2015 - Successor	$-

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

The following table presents the activity related to the notes:

	Shares	Average			Principal,
	Issued for	Conversion		Debt	Net of
	Conversions	Price	Principal	Discounts	Discounts
Balance - October 21, 2014			$50,000	$-	$50,000
Discounts originated			-	(50,000)	(50,000)
Conversions	17,258,513	$0.003	(50,000)	-	(50,000)
Amortization			-	50,000	50,000
Balance - May 31, 2015			$-	$-	$-

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

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	50,000
Change in the fair value of derivative liabilities	49,798
Reclassification to APIC due to conversion of related notes	(99,798)
Derivative liabilities as of May 31, 2015 - Successor	$-

(C) – LG Capital Fund

On May 12, 2014, the Company issued an unsecured convertible promissory note to LG Capital Fund (an accredited investor) in the principal amount of $55,125. The note was issued at a discount of 5%, in exchange for $52,500 cash consideration and bears interest at 8% per annum. The note matured on May 13, 2015. At any time or times after 180 days from the date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 35% discount to the lowest closing bid price for the ten prior trading days including the day upon which the notice of conversion is received by the Company.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$55,125	$(1,467)	$53,658
Discounts originated			-	(55,125)	(55,125)
Conversions	10,407,194	$0.005	(55,125)	-	(55,125)
Amortization			-	56,592	56,592
Balance - May 31, 2015			$-	$-	$-

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

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	55,125
Change in the fair value of derivative liabilities	59,544
Reclassification to APIC due to conversion of related notes	(114,669)
Derivative liabilities as of May 31, 2015 - Successor	$-

(D) – Union Capital

On June 16, 2014, the Company issued an unsecured convertible promissory note to Union Capital (an accredited investor) in the principal amount of $55,219. The note bears interest at 8% per annum. The note matures on June 15, 2015.

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

In connection with preparing its financial statements for the three months ended February 28, 2015, the Company discovered an error related to an understatement of its convertible notes. During the year ended August 31, 2014, the Company overstated its convertible debt and understated its additional paid-in capital by $54,219. The Company corrected this error during the period from October 21, 2014 to May 31, 2015, rather than in the period in which it originated, because the amount of the error, individually and in the aggregate, was not material to the Company’s financial statements for the affected periods.

The following table presents the activity related to the notes:

	Shares	Average			Principal,
	Issued for	Conversion		Debt	Net of
	Conversions	Price	Principal	Discounts	Discounts
Balance - October 21, 2014			$54,219	$-	$54,219
Reclassification to APIC			(54,219)	-	(54,219)
Balance - May 31, 2015			$-	$-	$-

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

Pursuant to the terms of the note, the Company initially reserved 8,000,000 shares of its common stock for conversions under this note (the “Share Reserve”). The Share Reserve is to be replenished as needed. Union Capital will initially submit a conversion notice/request for a tranche of shares to be issued with an agreed to conversion price equal to $1000 (an “Initial Tranche Request”). The shares that are the subject to the Initial Tranche Request may be subsequently reconverted and repriced as follows: (i) Union Capital shall immediately reduce the outstanding balance of the Note by $1,000 and simultaneously send to the Company a live” or “repriced” conversion notice for the $1,000 priced using the conversion formula set forth above (ii) As the balance of the shares in the Initial Tranche Request are converted via the delivery of the “live” or “repriced” conversion notice, the balance of the note shall be reduced using the repriced conversion value. Upon full conversion of this note, any shares remaining in the share reserve shall be cancelled. As of May 31, 2015, there were no shares remaining in the Share Reserve.

The following table presents the activity related to the notes:

	Shares	Average			Principal,
	Issued for	Conversion		Debt	Net of
	Conversions	Price	Principal	Discounts	Discounts
Balance - October 21, 2014			$50,000	$-	$50,000
Discounts originated			-	(50,000)	(50,000)
Conversions	15,696,678	$0.003	(50,000)	-	(50,000)
Amortization			-	50,000	50,000
Balance - May 31, 2015			$-	$-	$-

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

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	50,000
Change in the fair value of derivative liabilities	31,163
Reclassification to APIC due to conversion of related notes	(81,163)
Derivative liabilities as of May 31, 2015 - Successor	$-

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

Pursuant to the terms of the note, the Company initially reserved 8,000,000 shares of its common stock for conversions under this note (the “Share Reserve”). The Share Reserve is to be replenished as needed. Union Capital will initially submit a conversion notice/request for a tranche of shares to be issued with an agreed to conversion price equal to $1000 (an “Initial Tranche Request”). The shares that are the subject to the Initial Tranche Request may be subsequently reconverted and repriced as follows: (i) Union Capital shall immediately reduce the outstanding balance of the Note by $1,000 and simultaneously send to the Company a live” or “repriced” conversion notice for the $1,000 priced using the conversion formula set forth above, and (ii) As the balance of the shares in the Initial Tranche Request are converted via the delivery of the “live” or “repriced” conversion notice, the balance of the note shall be reduced using the repriced conversion value. Upon full conversion of this note, any shares remaining in the share reserve shall be cancelled. As of May 31, 2015, there are no shares remaining in the share reserve.

The following table presents the activity related to the notes:

	Shares	Average			Principal,
	Issued for	Conversion		Debt	Net of
	Conversions	Price	Principal	Discounts	Discounts
Balance - October 21, 2014			$-	$-	$-
Borrowed			50,000	-	50,000
Discounts originated			-	(50,000)	(50,000)
Conversions	56,303,322	$0.001	(50,000)	-	(50,000)
Amortization			-	50,000	50,000
Balance - May 31, 2015			$-	$-	$-

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

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	47,500
Change in the fair value of derivative liabilities	206,266
Reclassification to APIC due to conversion of related notes	(253,766)
Derivative liabilities as of May 31, 2015 - Successor	$-

(E) – Typenex Co.

On July 1, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $535,000 (the “Typenex Note”) and warrants to purchase shares of the Company’s common stock for an aggregate of $267,503 (the “Typenex Warrants”). The Typenex Note matures on September 30, 2015 and carried an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note. Interest is payable on the Typenex Note at 10% per annum. The Typenex Note is exercisable in seven (7) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $137,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded by way of a $125,000 initial cash payment to the Company on July 1, 2014, $7,500 of OID and $5,000 in transaction costs, and (ii) six (6) additional Tranches by way of a promissory note issued by Typenex in favor of the Company (each, an “Investor Note”) in the amount of $66,250, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.07, and (ii) 70% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 70% to 65%). On the date that is twenty trading days (a “True-Up Date”) from each date the Company delivers installment conversion shares to Typenex, there shall be a true-up where OSLH shall deliver to Typenex additional shares (“True-Up Shares”) if the conversion price as of the True-Up Date is less than the conversion price used in the applicable initial Tranche conversion.

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

The following table presents the activity related to the notes:

	Shares Issued for Conversions	Average Conversion Price	Principal	Debt Discounts	Principal, Net of Discounts
Balance - October 21, 2014			$203,750	$(162,520)	$41,230
Conversions	51,832,997	$0.002	(79,128)	-	(79,128)
Amortization			-	113,528	113,528
Balance - May 31, 2015			$124,622	$(48,992)	$75,630

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the warrants and convertible feature of the note should be classified as derivative liabilities with a corresponding amount recorded as a debt discount.

The following table presents the activity related to the warrants and conversion feature derivative liabilities:

		Conversion
	Warrants	Feature	Total
Derivative liabilities as of October 21, 2014 - Successor	$100,313	$255,326	$355,639
Change in the fair value of derivative liabilities	-	255,291	255,291
Reclassification to APIC due to conversion of related notes	-	(321,602)	(321,602)
Derivative liabilities as of May 31, 2015 - Successor	$100,313	$189,015	$289,328

(F) – JSJ Investments

On September 3, 2014, the Company issued an unsecured convertible promissory note to an accredited investor in the principal amount of $100,000. The note bears interest at 12% per annum. The note matured on March 1, 2015. At any time or times from the issuance date of the note and until the maturity dates, the note holder is entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock. The conversion price will be based on a 45% discount to the lowest daily trading prices for the ten previous trading days to the date of conversion.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$100,000	$(72,268)	$27,732
Conversions	61,651,357	$0.001	(51,169)	-	(51,169)
Amortization			-	72,268	72,268
Balance - May 31, 2015			$48,831	$-	$48,831

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$135,190
Change in the fair value of derivative liabilities	65,573
Reclassification to APIC due to conversion of related notes	(121,523)
Derivative liabilities as of May 31, 2015 - Successor	$79,240

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

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$-	$-	$-
Reclassification from APIC			50,000	-	50,000
Discounts originated			-	(50,000)	(50,000)
Conversions	6,000,000	$0.008	(50,000)	-	(50,000)
Amortization			-	50,000	50,000
Balance - May 31, 2015			$-	$-	$-

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Debt discounts originated during the period	50,000
Change in the fair value of derivative liabilities	39,681
Reclassification to APIC due to conversion of related notes	(89,681)
Derivative liabilities as of May 31, 2015 - Successor	$-

(H) – EMA Financial

In December 2014, the Company had entered into a Securities Purchase Agreement with EMA Financial, LLC (“EMA”). Pursuant to the terms of the agreement, EMA had the right to convert certain shares that it purchased into a $125,000 promissory note. EMA elected to do so and an aggregate of 19,000,000 shares of common stock were cancelled. On March 16, 2015, the Company issued a 12% convertible promissory note (the “Note”) to EMA. The Note becomes due on June 30, 2015. The Note is convertible (in whole or in part) at EMA’s discretion at any time into shares of the Company’s common stock, at a conversion price equal to the lesser of: (i) $0.0075 per share; or (ii) 70% of the lowest trading price of the Company’s common stock for the 20 days preceding the date of the conversion of the Note. Upon conversion an original issue of discount of $5,000 was recorded.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$-	$-	$-
Conversions			125,000	-	125,000
Discounts originated			-	(125,000)	(125,000)
Amortization			-	50,545	50,545
Balance - May 31, 2015			$125,000	$(74,455)	$50,545

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the note should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the EMA Note to be $178,571. The Company recorded a corresponding debt discount of $120,000 and a loss on derivatives of $58,571.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Discounts originated	120,000
Change in the fair value of derivative liabilities	101,428
Derivative liabilities as of May 31, 2015 - Successor	$221,428

(I) – Old Main Capital

On May 15, 2015, the Company completed the closing of a private placement financing transaction with an accredited investor, pursuant to a securities purchase agreement. Under the terms of the purchase agreement, the investor purchased an aggregate of $256,250 in principal amount of two 10% convertible notes (collectively the “Notes”) with substantially identical terms. The Notes were issued by the Company to the investor in two tranches on May 15, 2015 and May 22, 2015, in the amount of $153,750 and $102,500, respectively. The Notes have an aggregate original issue discount of $6,250, such that the Company received aggregate proceeds of $250,000 upon issuance of the Notes. The Notes mature 12 months after their issuance. Each Note is convertible into shares of the Company’s common stock any time after four months from the date of issuance of each respective Note, at a conversion price that is equal to 60% of the average of the three lowest traded prices of the Company’s common stock during the prior fifteen trading days. In the event of default of a Note, the Company may be required to convert all or part of the respective Note at a conversion price that is equal to 55% of the average of the three lowest traded prices of the Company’s common stock during the prior twenty trading days. As of May 15, 2015 the notes are not convertible.

Under the terms of the securities purchase agreement, the investor has a right of first refusal, exercisable for four business days after notice to the investor, to participate in any subsequent financing conducted by the Company in an amount equal to 100% of the total amount to be raised in such subsequent financing, on the same terms, conditions and price provided to other investors in the subsequent financing.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$-	$-	$-
Borrowings			256,250	-	256,250
Discounts originated			-	(6,250)	(6,250)
Amortization			-	226	226
Balance - May 31, 2015			$256,250	$(6,024)	$250,226

(J) – TCA Debenture

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

The Company, as well as Robert Rothenberg (“Rothenberg”), our Chief Executive Officer and Director, Eli Feder (“Feder”), our Chief Corporate Development Officer and Director, and Steve Gormley (“Gormley”), our Chief Business Development Officer and Director (collectively, the “Pledging Parties”), have signed pledge agreements (the “TCA Pledge Agreements”), whereby the Pledging Parties pledged to TCA as additional security for the TCA Debenture all of their right, title and interest in, and provided a first priority lien and security interest on (i) all outstanding shares of common stock of the Subsidiary Guarantors owned by us and (ii) a total of 60,000,000 shares of our common stock owned by the Pledging Parties.

On April 29, 2015 the Company received a notice of default from TCA due to the Company’s failure to make the scheduled April 2015 payment in accordance with the terms and provisions of the TCA Debenture. The default resulted in an acceleration of interest, fees, and associated costs related to the debenture that resulted in an increase to the principal amount of the debt to $2,544,500. In addition, under terms of the debenture, the note became convertible and was therefore reclassified from promissory notes to convertible notes in the accompanying May 31, 2015 balance sheet. On May 18, 2015, the Company cured the default upon entering into a second amendment to the TCA Debenture (the “TCA 2nd Amendment”). The modification to the terms of the TCA debenture were accounted for as an extinguishment of debt with the adjustment to the carrying amount of the debt including $97,103 of accrued interest, recorded as a loss on extinguishment of debt for the period. Pursuant to the terms of the TCA 2nd Amendment the TCA Debenture was also divided into two separate notes in the principal amounts of $250,000 and $2,294,500. These notes bear the same terms as the original TCA Debenture. The TCA debenture was separated to facilitate the sale of the notes to Redwood Capital. See Note 17.

The following table presents the activity related to the notes:

	Shares	Average
	Issued for	Conversion		Debt	Principal, Net
	Conversions	Price	Principal	Discounts	of Discounts
Balance - October 21, 2014			$-	$-	$-
Borrowings			1,900,000	-	1,900,000
Loss on extinguishment of debt			547,397	1,693,714	2,241,111
Reclassification of accrued interest			97,103	-	97,103
Discounts originated			-	(4,444,500)	(4,444,500)
Amortization			-	418,327	418,327
Balance - May 31, 2015			$2,544,500	$(2,332,459)	$212,041

Under ASC 815-15 - “Derivatives and Hedging”, the Company determined that the convertible feature of the notes should be classified as a derivative liability with a corresponding amount recorded as a debt discount. The Company determined the initial fair value of the embedded conversion feature for the TCA Note to be $2,567,568. The Company recorded a corresponding debt discount of $1,900,000 and a loss on derivatives of $667,568.

The following table presents the activity related to the conversion feature derivative liability:

Derivative liabilities as of October 21, 2014 - Successor	$-
Discounts originated	4,444,500
Gain on extinguishment of debt	(1,786,265)
Change in the fair value of derivative liabilities	821,743
Derivative liabilities as of May 31, 2015 - Successor	$3,479,978

(K) – Redwood Capital

On May 15, 2015, the Company completed the closing of a private placement financing transaction with Redwood Capital (“Redwood”), an accredited investor, pursuant to a Securities Purchase Agreement (the “SPA”). Under the terms of the SPA, Redwood will purchase an aggregate of up to $2,870,000 in principal amount of twelve Notes beginning in June 2015. The Notes purchased pursuant to the SPA have an aggregate original issue discount of $70,000, such that the Company will receive aggregate proceeds of $2,800,000 if all of the Notes contemplated by the SPA are issued. See Note 17 for additional information.

Note 10 – Promissory Notes

	May 31, 2015			August 31, 2014
			Promissory			Promissory
			Notes			Notes
	Promissory	Note	Net of	Promissory	Note	Net of
	Notes	Discounts	Discounts	Notes	Discounts	Discounts
December 12, 2013 Note	$5,000	$-	$5,000	$-	$-	$-
March 13, 2014 Note	100,000	-	100,000	-	-	-
May 1, 2014 Note	15,000	-	15,000	-	-	-
Mulhearn Note	57,000	-	57,000	-	-	-
Total promissory notes	177,000	-	177,000	-	-	-
Less: current portion	(177,000)	-	(177,000)	-	-	-
Promissory notes, non-current	$-	$-	$-	$-	$-	$-

May 1, 2013 Note

On May 1, 2013, the Company issued an unsecured promissory note in the principal amount of $10,000 to a private investor. The note was due on demand, bore interest at 12% per annum where interest accrued and was payable in cash upon demand. During the period from October 21, 2014 to May 31, 2015 the Company repaid the outstanding balance in full. As of May 31, 2015 the total remaining balance outstanding under the note was $0.

December 12, 2013 Note

On December 12, 2013, the Company issued an unsecured promissory note to a private investor. The note was due and payable on January 12, 2014. The past due principal of this note bears interest at the rate of 15% per annum.

March 13, 2014 Note

On March 13, 2014, the Company issued an unsecured promissory note in the principal amount of $100,000 with an interest rate of 3% per annum to a private investor in exchange for $50,000 cash. The difference between the note amount and the cash received, or $50,000, was recorded as a debt discount that was amortized to interest expense over the term of the note. The promissory note matured on March 12, 2015. The past due principal of this note bears interest at the rate of 12% per annum. On June 26, 2015, the Company approved the assignment of the note. See Note 17.

As additional consideration, the Company issued warrants to purchase of 200,000 shares of common stock without any additional consideration. The warrants are exercisable when the Company share price reaches $0.50.

Under ASC 815-15 “Derivatives and Hedging”, the warrants initial relative fair value was recorded as a derivative liability with a corresponding debt discount.

The following table presents the activity related to the warrant derivative liability:

Derivative liability as of October 21, 2014 - Successor	$2,000
Change in the fair value of derivative liability	(140)
Derivative liability as of May 31, 2015 - Successor	$1,860

During the period from October 21, 2014 to May 31, 2015, the Company amortized $38,576 of the debt discounts to interest expense.

May 1, 2014 Note

On May 1, 2014, the Company issued an unsecured promissory note in the principal amount of $15,000 in exchange for $10,000 in cash consideration. The promissory note bore no interest and was due on August 1, 2014. All past due principal on this note bears interest at 12% per annum. The difference between the cash received and note amount, or $5,000, was recorded as a debt discount and was amortized to interest expense over the term of the note.

As additional consideration, the Company issued warrants to purchase of 160,000 shares of common stock without any additional consideration. Under ASC 815-15 “Derivatives and Hedging”, the warrants initial relative fair value was recorded as a derivative liability with a corresponding debt discount.

The following table presents the activity related to the warrant derivative liability:

Derivative liability as of October 21, 2014 - Successor	$1,600
Change in the fair value of derivative liability	(112)
Derivative liability as of May 31, 2015 - Successor	$1,488

Mulhearn Note

On July 10, 2014, the Company issued an unsecured promissory note to Kevin Mulhean (the “Mulhearn Note) in the principal amount of $339,612. The note accrued no interest per annum and was due and payable on January 31, 2019. Payments made prior to September 1, 2014 were to be applied to the outstanding balance by the payment amount multiplied by 2. Any payments made between September 1, 2014 and December 31, 2014 would be applied to the outstanding balance by the payment amount multiplied by 1.75. Any payments made between January 1, 2015 and March 31, 2015 were to be applied to the outstanding balance by the payment amount multiplied by 1.5. Any payments made between April 1, 2015 and June 30, 2015 were to be applied to the outstanding balance by the payment amount multiplied by 1.25; and any payments made after June 30, 2015 were to be applied to the outstanding balance without a multiplier. On June 26, 2105, the Company approved partial assignment of the note to an accredited investor. See Note 17.

As consideration for the Mulhearn Note, the Company issued warrants for the purchase of 9,333,333 shares of common stock exercisable without any additional consideration. As of May 31, 2015, 4,333,333 of those warrants remain outstanding. Under ASC 815-15 “Derivatives and Hedging”, the warrants initial relative fair value was recorded as a derivative liability with a corresponding debt discount.

The following table presents the activity related to the warrant derivative liability:

Derivative liability as of October 21, 2014 - Successor	$43,333
Change in the fair value of derivative liability	(3,033)
Derivative liability as of May 31, 2015 - Successor	$40,300

On September 15, 2014, the Company entered into an agreement with Kevin Mulhearn, under which Mr. Mulhearn agreed to reduce the amount then due under the Mulhearn Note to $125,000. During the period from October 21, 2014 to May 31, 2015, the Company repaid $68,000 principal of the Mulhearn Note.

Note 11 – Promissory Notes with Related Parties

On August 8, 2011, the Company issued an unsecured promissory note in the principal amount of $24,000 to a related party. The promissory note is due on demand, bears interest at 8% per annum where interest accrues and is payable in cash upon demand. As of May 31, 2015, the total remaining balance outstanding was $24,000.

On April 15, 2013, the Company issued an unsecured promissory note in the principal amount of $6,000 to a related party. The promissory note is due on demand, bears interest at 12% per annum where interest accrues and is payable in cash upon demand. As of May 31, 2015, the total remaining balance outstanding was $6,000.

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

The occurrence of any one of the following events are deemed an event of default: (a) the Company shall fail to pay when due any principal of the promissory note; or (b) the Company shall: (i) apply for or consent to the appointment of a receiver, trustee, or intervenor, custodian or liquidator of all or a substantial part of its assets, (ii) be adjudicated as bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or any action for the purpose of effecting any of the foregoing; or (vi) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition appointing a receiver, trustee, intervenor or liquidator of all of its assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days.

As of May 31, 2015, the total remaining balance outstanding under the promissory note was $20,000.

On May 28, 2013, the Company issued a demand promissory note (the “Demand Note”) in an aggregate principal amount equal to $50,000 (the Demand Note Principal Amount) to an accredited investor and related party, which is secured by all intellectual and personal property of the Company. The Demand Note accrues simple interest at a rate of 12% per annum, is due and payable on any future date on which the holder of the Demand Note (the “Demand Noteholder”) demands repayment (the “Due Date”). Unpaid principal after the Due Date accrues interest at a rate of 16% annually until paid. The occurrence of any one of the following events will be deemed an event of default: (a) the failure of the Company to pay the Demand Note Principal Amount and any accrued interest in full on or before the Due Date; (b) the death of the Demand Noteholder; (c) the filing of bankruptcy proceedings involving the Company as a debtor; (d) the application for the appointment of a receiver for the Company; (e) the making of a general assignment for the benefit of the Company’s creditors; (f) the insolvency of the Company; or (g) a misrepresentation by the Company to the Demand Noteholder for the purpose of obtaining or extending credit.

As of May 31, 2015, the total remaining balance outstanding under the Demand Note was $50,000.

During the period from October 21, 2014 to May 31, 2015, the Company received proceeds of $20,000 and made repayments of $27,500 to a related party. As of May 31, 2015, the total remaining balance outstanding due to this related party was $0.

Note 12 – Derivative Liabilities

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

The following table summarizes the aggregate derivative liabilities included in the consolidated balance sheet:

Derivative liabilities as of October 21, 2014 - Successor	$1,349,994
Debt discounts originated during the period	4,872,250
Gain on extinguishment of debt	(1,786,265)
Reclassification to APIC due to conversion of related notes	(1,520,273)
Change in the fair value of derivative liabilities	2,916,979
Gain on settlement of derivative liability due to repayment of note	(38,170)
Derivative liabilities as of May 31, 2015 - Successor	$5,794,515

The change in the fair value of derivative liabilities in the table above includes a $3,915 gain on derivative liabilities related to outstanding warrants.

Note 13 – Capital Stock

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

The Series A Preferred Stock has a stated value of $0.0001 per share and does not have a liquidation preference such that holders of shares of Series A Preferred Stock shall not be entitled to receive any assets of the Company upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock is not convertible into common stock and is not eligible for dividends.

Holders of shares of Series A Preferred Stock are entitled to vote with holders of the Company’s common stock, such that holders of shares of Series A Preferred Stock shall have the number of votes on all matters submitted to shareholders of the Company that is equal to such number of votes per share of Series A Preferred Stock that, when added to the votes per share of all other shares of Series A Preferred Stock, shall equal 50.1% of the outstanding voting capital (inclusive of the votes of holders of the Company’s common stock) at the time of the vote or written consent of shareholders.

The Company recorded stock-based compensation expense of $531,259 and a corresponding increase to additional paid-in capital as a result of the issuance of the Series A Preferred Stock. The fair value of the preferred shares was determined based upon the quoted market price of the Company’s common stock multiplied by the number of outstanding common shares on February 13, 2015, the date of the issuance of the preferred stock. Because the rights of the preferred stock conveys to its owners a controlling interest in the Company but does not convey any claims to the residual assets of the Company, the preferred stock was assigned a value equal to a 15% control premium over and above the market value of the Company’s common stock.

On June 1, 2015 the Company also amended the Company’s Certificate of Incorporation to increase its number of authorized common shares from 649,000,000 to 1,947,000,000.

There were no equity transactions related to the Predecessor Company during any Predecessor period presented.

Common Stock - Successor

The following table presents a summary of common stock activity for the period:

	October 21, 2014 to May 31, 2015
	# Shares	Amount
Employee compensation	30,950,000	$844,715
Reclassification for unissued shares to employees	(400,000)	(23,000)
Services from outside parties	5,844,685	38,791
Acquisition advisory services	15,284,916	223,500
Issuances for cash	29,098,715	307,000
Cancellation of shares for equity to debt conversion	(19,000,000)	(120,000)
Conversions of debt and accrued interest	275,149,757	648,467
Totals	336,928,073	$1,919,473

Common Shares Issued for Employee Compensation

During the period from October 21, 2014 to May 31, 2015, the Company issued to current officers of the Company, pursuant to their employment agreements, a total of 30,150,000 shares of its restricted common stock valued at $843,195 in the aggregate. During the period from October 21, 2014 to May 31, 2015, the Company reclassified $23,000 from equity to common shares payable for 400,000 shares that were earned but not issued to the officers.

During the period from October 21, 2014 to May 31, 2015, the Company issued to employees of the Company a total of 800,000 shares of its restricted common stock valued at $1,520 in the aggregate.

Common Shares Issued for Services from Outside Parties

During the period from October 21, 2014 to May 31, 2015, per terms of consulting agreements the Company issued to a certain unaffiliated parties a total of 5,844,685 shares of its restricted common stock valued at $38,791 in the aggregate.

On October 22, 2014, the Company issued to TCA Global Credit Master Fund LP a total of 15,284,916 shares of its restricted common stock valued at $223,500 in exchange for advisory services. See Note 9.

Common Shares Issued for Cash

During the period from October 21, 2014 to May 31, 2015, the Company issued to certain unaffiliated parties a total of 29,098,715 shares of its restricted common stock valued at $307,000 in the aggregate.

Common Shares Cancelled upon Conversion to Debt

During the period from October 21, 2014 to May 31, 2015, the Company cancelled 19,000,000 shares of restricted common stock in exchange for a convertible note payable to EMA Financial. See Note 9.

Common Shares Issued upon Conversion of Convertible Notes and Accrued Interest

During the period from October 21, 2014 to May 31, 2015, the Company issued 275,149,757 shares of its restricted common stock upon conversion of $544,097 of convertible debt principal and $73,807 of accrued interest.

Common Shares Payable

Common shares payable represents contractual obligations incurred by the Company to issue common shares. The liability represents shares that have been earned but not yet issued either in certificate, electronic or book entry form.

	Successor		Successor
	May 31, 2015		August 31, 2014
	# Shares	Amount	# Shares	Amount
Common shares due to employees	23,900,000	$725,450	-	$-
Common shares due to debt holders	2,500,000	25,000	-	-
Common shares due to consultants	450,000	9,770	-	-
	26,850,000	$760,220	-	$-

During the second quarter of 2015, the Company reclassified 400,000 shares of common stock in the amount of $23,000 from additional paid-in capital to common shares payable.

Note 14 – Stock Warrants and Options

There were no warrants issued or outstanding related to the Predecessor Company for any Predecessor period presented.

A summary of warrant activity of the Successor Company for the period from October 21, 2014 to May 31, 2015 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at October 21, 2014 - Successor	10,357,333	$-
Warrants granted	1,413,999	0.137
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Outstanding at May 31, 2015 - Successor	11,771,332	$0.017
Exercisable at May 31, 2015	11,771,332	$0.017

Information relating to outstanding warrants of the Successor Company at May 31, 2015, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price		Life	Weighted Average		Weighted Average
Per Share	# Shares	(Years)	Exercise Price	# Shares	Exercise Price
$0.0 - $0.07	11,771,332	1.27	$0.017	11,771,332	$0.017

The aggregate intrinsic value of outstanding warrants as of May 31, 2015 was $52,018.

On March 11, 2015 the Company granted 20,000,000 stock warrants to a consultant. For the stock options to vest, certain performance targets must be met. Since the performance targets were not communicated and agreed upon prior to May 31, 2015, for accounting purposes the options were not deemed to have been granted and consequently no expense was recognized during the periods presented.

Note 15 – Commitments and Contingencies

Litigation

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

On December 1, 2014, Dolores Moscowitz filed a Complaint in the Supreme Court of the State of New York, Rockland County (Index No. 035437/14), against the Company seeking judgment in her favor in the amount of $20,000 with interest from May 13, 2013, as a result of the Company’s alleged failure to repay such amounts to Ms. Moscowitz due pursuant to a loan issued to the Company. On February 17, 2015, the Court entered a default judgment in Ms. Moscowitz’s favor in the amount of $23,675, which total includes interest through the date of judgment and costs.

Other than aforementioned, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

Joint Venture Agreement

On May 14, 2015, the Company and Cheryl Shuman entered into a Joint Venture Agreement (the “Shuman Agreement”), whereby the Company and Ms. Shuman set forth the terms and conditions under which they will form a number of joint ventures relating to a number of industries including, but not limited to, luxury conferences and events. In addition to other contributions to be made by the Company and Ms. Shuman, the Company agreed to issue 1,000,000 shares of its common stock with a grant date fair value of $11,700 to Ms. Shuman upon execution of the Shuman Agreement. This stock compensation has not been recorded in these financial statements

Note 16 – Income Taxes

As of May 31, 2015 and August 31, 2014, as a result of the acquisition of GGH, the Company recorded (a) non-deductible goodwill of $594,322 and (b) intangible assets of $100,000 representing the Go Green trade name. There were no other significant differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred tax assets. Net operating loss carry forwards were $9,489,541 and $0 as of May 31, 2015 (Successor) and August 31, 2014 (Predecessor), respectively, and will begin expiring in 2030.

Deferred tax assets consisted of the following as of May 31, 2015 and August 31, 2014:

	Successor	Predecessor
	2015	2014
Net operating losses	$3,321,339	$-
Valuation allowance	(3,321,339)	-
Net deferred tax assets	$-	$-

Note 17 – Subsequent Events

On June 1, 2015, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation which increased the number of shares of the Company’s authorized common stock from 649,000,000 to 1,947,000,000. The amendment was approved by the Company’s board of directors and the holders of a majority of the Company’s voting power on April 17, 2015.

Issuance of Unregistered Shares of Common Stock

Between June 1, 2015 and July 10, 2015, the Company issued an aggregate of 333,342,240 shares of the Company’s common stock upon conversion of $484,724 of convertible notes principal and interest. The issuances did not result in any proceeds to the Company as the funds were received upon the original issuance of the underlying convertible notes.

Between June 1, 2015 and July 10, 2015, the Company issued an aggregate of 11,000,000 shares of the Company’s common stock to a Company employee as compensation valued at $92,400.

Between June 1, 2015 and July 10, 2015, the Company issued to certain unaffiliated parties in exchange for services received a total of 34,493,472 shares of its restricted common stock valued at $321,841.

On June 1, 2015 the Company issued 80,000 shares of its restricted common stock upon the cashless exercise of stock warrants.

On June 2, 2015 the Company issued 840,336 shares of its restricted common stock valued at $30,000. The issuance did not result in any proceeds to the Company since the funds were previously received.

Issuance of Debt

On May 15, 2015, the Company completed the closing of a private placement financing transaction with Redwood Capital (“Redwood”), an accredited investor, pursuant to a securities purchase agreement (the “SPA”). Under the terms of the SPA, Redwood will purchase an aggregate of up to $2,870,000 in principal amount of twelve Notes. The Notes purchased pursuant to the SPA have an aggregate original issue discount of $70,000, such that the Company will receive aggregate proceeds of $2,800,000 if all of the Notes contemplated by the SPA are issued.

The first tranche under the SPA was closed on June 1, 2015, with the Company issuing Redwood a Note in the principal amount of $75,000. The second through fourth tranches were closed on June 8, 2015, June 15, 2015 and June 22, 2015, with the Company issuing Notes to Redwood each in the principal amount of $75,000 per tranche. The fifth through tenth tranches are scheduled to close on the 15th of each month thereafter, beginning on July 15, 2015, with the Company issuing Notes to Redwood each in the principal amount of $300,000 per tranche, provided that there is no default on any of the notes, and other conditions set forth in the notes are satisfied by the Company. The eleventh and twelfth tranches will be closed on the 15th of January and February, 2016, respectively, with the Company issuing notes to Redwood each in the principal amount of $350,000 per tranche, provided that there is no default on any of the notes, and other conditions set forth in the Notes are satisfied by the Company.

Interest on the notes will accrue in the amount of 10% of the outstanding principal amount, and the term of each note is one year from the date of issuance. Each note is convertible into shares of the Company’s common stock any time after four months from the date of issuance of each respective note, at a conversion price that is equal to 60% of the average of the three lowest traded prices of the Company’s common stock during the prior fifteen trading days. In the event of default of a note, the Company may be required to convert all or part of the respective note at a conversion price that is equal to 55% of the average of the three lowest traded prices of the Company’s common stock during the prior twenty trading days.

Under the terms of the SPA, Redwood has a right of first refusal, exercisable for four business days after notice to the respective investor, to participate in any subsequent financing conducted by the Company in an amount equal to 100% of the total amount to be raised in such subsequent financing, on the same terms, conditions and price provided to other investors in the subsequent financing.

Debt Purchase Agreement with TCA/Redwood

On June 1, 2015, TCA entered into a debt purchase agreement with Redwood under which TCA agreed to sell and Redwood agreed to purchase the senior secured convertible debenture held by TCA in the principal amount of $2,544,500. The debt will be purchased by Redwood in 10 tranches beginning on June 1, 2015 and then subsequently every 20 days until the entire principal amount has been purchased. During the period from June 1, 2015 to July 14, 2015, Redwood purchased $375,000 of debt from TCA and converted $352,739 of principal into shares of the Company’s common stock.

Concurrently, with the purchase agreement described above, on June 1, 2015, the Company and Redwood entered into an exchange agreement under which the Company will issue to Redwood replacement notes for each tranche of debt that Redwood purchases from TCA.

Assignments of Debt

On June 26, 2015 the Company approved the assignment of the March 13, 2014 promissory note in the amount of $100,000.

On June 26, 2015 the Company approved the partial assignment of the Mulhearn promissory note in the amount of $42,000 to an accredited investor.

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

Recent Developments

On June 1, 2015, the Company completed a $5,800,000 recapitalization. The recapitalization provides the Company with $2,800,000 of new capital, as well as refinancing $2,544,500 of existing debt under terms we consider more favorable to the Company. The capital will be used in part to further develop our pipeline of revenue- generating opportunities and business development initiatives. Examples of these potential ventures include opening new retail spaces in the Los Angeles market; funding the completion of our technology project that includes search, ad and mobile payment solutions for the cannabis sector; and financing sales and distribution initiatives of new products, brands, and services within the medical dispensary market.

Ridgley Agreements

On May 26, 2014, the Company entered into a management services agreement with Sean Ridgley (“Ridgley”) (the “Ridgley Management Agreement”) whereby Ridgley appointed the Company as its sole and exclusive agent for the management of the business affairs of Ridgley’s business. Ridgley intends to operate a medical marijuana dispensary in California. Ridgley agreed to pay the Company $75,000 per month. The initial term of the agreement is for five years (the “Initial Term”) and will be automatically renewed for three successive five year periods (each a “Successive Term”) unless otherwise terminated by written consent prior to the expiration of the Initial Term or each Successive Term. On September 30, 2014 the agreement was assigned to DripintheBucket Consulting LLC, a development company, to continue to explore opening dispensary operations in California.

Concurrently, the Company entered into a consulting agreement with Ridgley (the “Ridgley Consulting Agreement”) whereby Ridgley agreed to provide the Company with contract and business development services for a period of thirty-six months. As compensation for his services, we agreed to (i) issue Mr. Ridgley 250,000 shares of our restricted common stock (ii) a cash payment of $15,000 (net of all applicable taxes, state, federal, or otherwise) per month; and (iii) an additional 50,000 shares of restricted common stock which shall be issued to Ridgley within ten (10) business days of his request for each month of service, and reimbursement for previously approved expenses incurred by Ridgley in connection with providing the services to us under the Ridgley Consulting Agreement.

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

The Company recorded stock-based compensation expense of $531,259 and a corresponding increase to additional paid-in capital as a result of the issuance of the Series A Preferred shares. The fair value of the preferred shares was determined based upon the quoted market price of the Company’s common stock multiplied by the number of outstanding common shares on the on February 13, 2015, the date of the issuance of the preferred stock. Because the rights of the preferred stock conveys to its owners a controlling interest in the Company but does not convey any claims to the residual assets of the Company, the preferred stock was assigned a value equal to a 15% control premium over and above the market value of the Company’s common stock.

Social Network Platform Development

We completed Phase 1, the design and overall architecture, of a multi-tier, on-line cross platform social network, information repository and services solution that will offer services to legal marijuana dispensaries and hydroponic gardening suppliers as well as provide information to the general public. We are currently focused on developing the service infrastructure and offerings to dispensaries. We intend to move into Phase 2, coding and development, once the service offerings have been finalized.

Combined Results Regarding Go Green Hydroponics Inc. Acquisition

On October 20, 2014 the Company (“OSLH”) acquired Go Green Hydroponics Inc. (“GGH”) for $1,800,000 subject to certain post-closing adjustments based on a target working capital amount and closed on a debt financing transaction in the amount of $1,900,000, the proceeds of which were used to fund the GGH acquisition and for the Company’s working capital purposes, as further described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this report.

As a result of our push-down of our investment basis in GGH arising from the acquisition, a new basis of accounting was created on October 20, 2014. In the following discussion, the results of operations and cash flows of GGH for the periods ended on or prior to October 20, 2014 and the financial position of GGH as of balance sheet dates on or prior to October 20, 2014 are referred to herein as “Predecessor” financial information, and the results of operations and cash flows of OSLH/GGH for periods beginning on October 21, 2014 and the financial position of OSLH/GGH as of October 21, 2014 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

The Predecessor and Successor financial information presented within Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations is not comparable primarily due to the fact that the Successor consolidated information reflects the combined results of OSLH and GGH, whereas the Predecessor results reflect GGH’s results only.

To provide a more meaningful basis for comparing the results of operations for the nine months ended May 31, 2015 to the corresponding prior year period, we have presented financial information for the nine months ended May 31, 2015 that reflects the combination of the results for the Predecessor and Successor Periods. The combination of Predecessor and Successor Periods is not permitted by U.S. GAAP and has not been prepared with a view towards complying with Article 8 and Article 11 of SEC Regulation S-X.

Results of Operations

Comparison of the Three Months Ended May 31, 2015 and 2014

Revenues

Revenues from merchandise sales were $806,357 and $779,257 for the three months ended May 31, 2015 and 2014, respectively. The increase was due to sales growth. In addition, management fees of $75,000 were earned from our Management Services Agreement with DripintheBucket Consulting LLC (see Recent Developments above in this Item 2). There was no corresponding management fee income in the prior period.

Cost of Merchandise Sold and Gross Profit

Cost of merchandise sold was $654,756 and $604,522 for the three months ended May 31, 2015 and 2014, respectively. The increase was driven by higher period-over-period sales. The gross profit percentage on merchandise sold was 19% for the three months ended May 31, 2015 compared to 22% for the corresponding prior year period.

General and Administrative

General and administrative expenses increased $987,837 to $1,063,164 for the three months ended May 31, 2015 from $75,327 for the corresponding prior year period. The increase primarily related to increases in payroll expenses of $446,246 including noncash stock-based compensation expense of $8,450, bad debt expense of $200,000, professional fees of $91,475, travel expenses of $80,507, consulting fees of $98,550 and outside services of $45,932. Outside services primarily consist of finders fees related to obtaining additional capital investments, media relations, and SEC reporting costs.

Acquisition Costs

In connection with the GGH transaction a reduction to acquisition costs of $90,181 was recorded during the three months ended May 31, 2015, due to a make-whole provision in the TCA advisory services fee agreement. The reduction was driven by an increase in our common stock price during the period.

Change in Value of Derivative Liabilities

Loss on derivative liabilities was $1,003,220 and $0 for the three months ended May 31, 2015 and 2014, respectively. This change in derivative liability is a noncash expense reported in the statements of operations.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $454,846 and $0 for the three months ended May 31, 2015 and 2014, respectively. On April 29, 2015 the Company received a notice of default from TCA due to the Company’s failure to make the scheduled April 2015 payment in accordance with the terms and provisions of the TCA Debenture. The default resulted in an acceleration of interest, fees, and associated costs related to the debenture that resulted in an increase to the principal amount of the debt to $2,544,500. On May 18, 2015, the Company entered into a second amendment to the TCA Debenture (the “TCA 2nd Amendment) that cured the default. The modification to the terms of the TCA debenture under the TCA 2nd Amendment were accounted for as an extinguishment of debt with the adjustment to the carrying amount of the debt recorded in earnings for the period.

Interest Expense

Interest expense was $743,895 and $0 for the three months ended May 31, 2015 and 2014, respectively, as no interest is reflected for OSLH for the prior year period under Predecessor accounting rules.

Comparison of the Nine Months Ended May 31, 2015 and 2014

Revenues

Revenues from merchandise sales were $2,792,608 and $1,871,643 for the nine months ended May 31, 2015 and 2014, respectively. The increase was due to sales growth. In addition, management fees of $377,500 were earned from our Management Services Agreement with DripintheBucket Consulting LLC (see Recent Developments above in this Item 2). There was no corresponding management fee income in the prior period.

Cost of Merchandise Sold and Gross Profit

Cost of merchandise sold was $2,440,343 and $1,431,946 for the nine months ended May 31, 2015 and 2014, respectively. The increase was driven by higher period-over-period sales and a $217,860 non-cash impact due to a push-down accounting adjustment that increased the opening inventory of the Successor Company and subsequently flowed through cost of merchandise sold. The gross profit percentage on merchandise sales was 13% for the nine months ended May 31, 2015 compared to 24% for the corresponding prior year period. Gross profit percentage for the current period was negatively impacted 8% by the push-down adjustment described above. Excluding the effect of this non-cash push-down adjustment, gross profit percentage for the current period was 21%.

General and Administrative

General and administrative expenses increased $3,361,693 to $3,716,586 for the nine months ended May 31, 2015 from $354,893 for the corresponding prior year period. The increase primarily related to increases in payroll expenses of $2,369,376 including noncash stock-based compensation expense of $1,417,224, professional fees of $265,538, consulting fees of $213,151, bad debt expense of $200,000, travel expenses of $128,297, outside services of $70,738, and information technology services of $51,018. Noncash stock-based compensation expense primarily related to common and preferred shares issued to Company executives as bonuses or as part of their employment agreements. The increase in information technology costs was a result of our social network platform development. Outside services primarily consist of finders fees related to obtaining additional capital investments, media relations, and SEC reporting costs.

Acquisition Costs

Acquisition costs incurred during the nine months ended May 31, 2015, in connection with the GGH transaction, were $334,845. These charges represent costs directly related to the GGH acquisition. These costs included $223,500 in common stock issued to TCA Global Credit Master Fund, LP in exchange for advisory services related to the acquisition, and an additional $81,350 that was recorded due to a make-whole provision in the TCA advisory services fee agreement. The remaining costs consist of various professional fees and other related costs.

Change in Value of Derivative Liabilities

Loss on derivative liabilities was $2,916,979 and $0 for the nine months ended May 31, 2015 and 2014, respectively. This change in derivative liability is a noncash expense reported in the statements of operations.

Gain on Settlement of Derivative Liabilities

Gain on settlement derivative liabilities was $38,170 and $0 for the nine months ended May 31, 2015 and 2014, respectively. This gain was the result of the repayment of a portion of convertible debt with a corresponding portion of the derivative liability written off to income.

Other Income

Other income was $25,000 and $0 for the nine months ended May 31, 2015 and 2014, respectively. Other income consisted of amounts earned under an equipment lease agreement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $454,846 and $0 for the nine months ended May 31, 2015 and 2014, respectively. On April 29, 2015 the Company received a notice of default from TCA due to the Company’s failure to make the scheduled April 2015 payment in accordance with the terms and provisions of the TCA Debenture. The default resulted in an acceleration of interest, fees, and associated costs related to the debenture that resulted in an increase to the principal amount of the debt to $2,544,500. On May 18, 2015, the Company entered into a second amendment to the TCA Debenture (the “TCA 2nd Amendment) that cured the default. The modification to the terms of the TCA debenture under the TCA 2nd Amendment were accounted for as an extinguishment of debt with the adjustment to the carrying amount of the debt recorded in earnings for the period.

Interest Expense

Interest expense was $1,343,636 and $0 for the nine months ended May 31, 2015 and 2014, respectively, as no interest is reflected for OSLH for the prior year period under Predecessor accounting rules.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to maintain its current business. We have experienced recurring operating losses and negative cash flows from operations since our inception. As of May 31, 2015 we had working capital deficit (current operating assets less current operating liabilities) and stockholders’ deficit of $1,431,654 and $8,327,918, respectively. We had $84,317 cash on hand. We expect a burn rate of at least $95,000 per month and will need to raise additional capital in 2016 to remain in business, for which we can give no assurance of success. Because we are in the early stages of creating and growing our business, we expect to incur additional losses as, and if, we expand. To date, our cash flow requirements have been met by equity and debt financings. If we are unable to successfully sell additional securities in one or more offerings, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has incurred and continues to incur substantial indebtedness to finance its operations. As of May 31, 2015 the Company’s total current operating liabilities were $2,243,018, with a working capital deficit of $1,431,654.

Net cash provided by (used in) operating activities was ($700,520) and $7,675 for the nine months ended May 31, 2015 and 2014, respectively. Cash was primarily used to fund our current period net loss from operations.

Net cash used in investing activities was $1,367,933 and $4,300 for the nine months ended May 31, 2015 and 2014, respectively. Cash of $1,408,033 was used for the Go Green acquisition, net of cash acquired.

Net cash provided by financing activities was $2,249,788 and $0 for the nine months ended May 31, 2015 and 2014, respectively. During the nine months ended May 31, 2015, we received $1,900,000 from our senior secured convertible redeemable debenture to TCA Global Credit Master Fund, LP to fund the Go Green transaction, which was partially offset by $70,005 paid to obtain the financing. During the nine months ended May 31, 2015, we received $297,500 from the issuance of convertible notes and $20,000 from the issuance of promissory notes to related parties. We also received $307,000 from the sale of common stock that was partially offset by repayments of promissory and convertible notes and advances to related parties totaling $124,707 and distributions to Predecessor Company shareholders of $80,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended May 31, 2015. Based on this evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On December 1, 2014, Dolores Moscowitz filed a Complaint in the Supreme Court of the State of New York, Rockland County (Index No. 035437/14), against the Company seeking judgment in her favor in the amount of $20,000 with interest from May 13, 2013, as a result of the Company’s alleged failure to repay such amounts to Ms. Moscowitz due pursuant to a loan issued to the Company. On February 17, 2015, the Court entered a default judgment in Ms. Moscowitz’s favor in the amount of $23,675, which total includes interest through the date of judgment and costs.

Other than aforementioned, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Currently the Company is not in default upon any senior securities. On April 29, 2015 the Company received a notice of default from TCA due to the Company’s failure to make the scheduled April 2015 payment in accordance with the terms and provisions of the TCA Debenture. On May 18, 2015, the Company cured the default by entering into a second amendment to the TCA Debenture (the “TCA Debenture Amendment”). Pursuant to the terms of the TCA Debenture Amendment the TCA Debenture was divided into two separate notes in the principal amounts of $250,000 and $2,294,500. These notes bear the same material terms as the original TCA Debenture.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. (1)

4.1	12% Convertible Note dated December 31, 2014 in favor of EMA Financial, LLC. (2)

4.2*	Replacement Debenture A issued in favor of TCA Global Credit Master Fund, LP, dated May 18, 2015

4.3*	Replacement Debenture B issued in favor of TCA Global Credit Master Fund, LP, dated May 18, 2015

4.4*	Convertible Note dated May 22, 2015 issued in favor of Old Main Capital, LLC

10.1*	Amended Credit Agreement, dated May 18, 2015

10.2*	Exchange Agreement between the Company and Redwood Management LLC, dated June 1, 2015

10.3*	Debt Purchase Agreement by and among the Company, TCA Global Credit Master Fund LP and Redwood Management, LLC dated June 1, 2015

31.1*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 20, 2015.

(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 20, 2015.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSL Holdings Inc.

Date: July 15, 2015	By:	/s/ Robert H. Rothenberg
Robert H. Rothenberg, Chief Executive and Financial Officer
(Principal Executive and Financial Officer)

Date: July 15, 2015	By:	/s/ Thomas D’Orazio
Thomas D’Orazio, Vice President, Corporate Controller
(Principal Accounting Officer)

